Form 10QSB
period 2006-01-31
Crawford Lake Mining Inc.
filed 2006-03-27
CIK 1337615

================================================================================


                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   January 31, 2006
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-131017
                            -----------------

                           CRAWFORD LAKE MINERALS INC.
    -----------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

          Nevada                                   Applied For
---------------------------------         -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

4372 Greta Street, Burnaby, BC                             V5J 1N8
----------------------------------------      -----------------------------
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code:        (604) 435-1141
                                                ---------------------------

                                      N/A
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ x ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]  Yes    [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,280,000 shares of $0.001 par value common stock outstanding as of March 27, 2006.

Crawford Lake Mining Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

                                                                               January 31,        April 30,
                                                                                   2006             2005
                                                                                    $                 $
ASSETS

Current Assets

Cash                                                                              15,733            20,656
----------------------------------------------------------------------------------------------------------------

Total Assets                                                                      15,733            20,656
----------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                      -                500
Accrued liabilities                                                               11,050             3,900
----------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                 11,050             4,400
----------------------------------------------------------------------------------------------------------------


Commitments and Contingencies (Notes 1)

Stockholders' Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value
6,280,000 shares issued and outstanding                                            6,280             6,280

Additional Paid in Capital                                                        21,420            21,420
Donated Capital (Note 3)                                                           7,800             2,400

Deficit Accumulated During the Exploration Stage                                 (30,817)          (13,844)
----------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                         4,683            16,256
----------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                        15,733            20,656
----------------------------------------------------------------------------------------------------------------


   (The accompanying notes are an integral part of these financial statements)

Crawford Lake Mining Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

                                                                                     From                 From
                                                            For the Nine       October 18, 2004     October 18, 2004
                                                            Months Ended      (Date of Inception)  (Date of Inception)
                                                             January 31,        to January 31,       to January 31,
                                                                2006                 2005                 2006
                                                                  $                    $                    $
Revenue                                                                 -                   -                     -
------------------------------------------------------------------------------------------------------------------------


Expenses

Donated rent (Note 3)                                               1,800                  200                2,600
Donated services (Note 3)                                           3,600                  400                5,200
Mineral property costs                                                  -                   -                 7,000
Office and general                                                    289                   43                  333
Professional fees                                                  11,284                2,611               15,684
------------------------------------------------------------------------------------------------------------------------

                                                                   16,973                3,254               30,817
------------------------------------------------------------------------------------------------------------------------

Net Loss For the Period                                           (16,973)              (3,254)             (30,817)
------------------------------------------------------------------------------------------------------------------------


Net Loss Per Share - Basic                                              -                   -
------------------------------------------------------------------------------------------------------------------------


Weighted Average Shares Outstanding                             6,280,000            2,143,000
------------------------------------------------------------------------------------------------------------------------




   (The accompanying notes are an integral part of these financial statements)

Crawford Lake Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

                                                                                                       From
                                                                              For the Nine       October 18, 2004
                                                                              Months Ended      (Date of Inception)
                                                                               January 31,        to January 31,
                                                                                  2006                 2005
                                                                                    $                    $
Cash Flows Provided By Operating Activities

Net loss for the period                                                     (16,973)                    (3,254)

Adjustments to reconcile net loss to cash:
    Donated services and expenses                                             5,400                        600

Change in operating assets and liabilities:
 Increase in accounts payable and accrued liabilities                         6,650                      2,611
--------------------------------------------------------------------------------------------------------------------

Net Cash Used By Operating Activities                                        (4,923)                       (43)
--------------------------------------------------------------------------------------------------------------------

Cash Flows Provided By Financing Activities

    Proceeds from the issuance of common stock                                    -                     27,700
--------------------------------------------------------------------------------------------------------------------

Net Cash Flows Provided By Financing Activities                                   -                     27,700
--------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                                  (4,923)                    27,657

Cash - Beginning of Period                                                   20,656                          -
--------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                         15,733                     27,657
--------------------------------------------------------------------------------------------------------------------


Supplemental Disclosures

Interest paid                                                                     -                          -
Income taxes paid                                                                 -                          -
--------------------------------------------------------------------------------------------------------------------



   (The accompanying notes are an integral part of these financial statements)

Crawford Lake Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2006

1.   Exploration Stage Company

     The Company was incorporated in the State of Nevada on October 18, 2004. The Company has acquired a 100% interest in one mineral claim consisting of 12 units located in Ontario, Canada.

     The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7, "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2006, the Company has working capital of $4,683, and has accumulated losses of $30,817 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

     The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective February 10, 2006, to register 6,280,000 shares of common stock for resale by existing shareholders of the Company. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.   Summary of Significant Accounting Policies
a)   Basis of Presentation

         These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is April 30.
b)   Use of Estimates

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
c)   Basic and Diluted Net Income (Loss) Per Share

         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.
d)   Comprehensive Loss
         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Crawford Lake Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2006

2.   Summary of Significant Accounting Policies (continued)
e)   Cash and Cash Equivalents
         The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.
f)   Mineral Property Costs

         The Company has been in the exploration stage since its formation on October 18, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.
g)   Financial Instruments
         The fair values of cash, accounts payable and accrued liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.
h)   Income Taxes

         Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.
i)   Foreign Currency Translation

         The Company's functional and reporting currency is the United States dollar. Foreign currency transactions are occasionally undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.
j)   Recent Accounting Pronouncements
         In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to
         Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Crawford Lake Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2006

2.   Summary of Significant Accounting Policies (continued)

     j)  Recent Accounting Pronouncements (continued)

         In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

         In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.
k)   Interim Financial Statements

         The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.   Related Party Transactions

     During the nine months ended January 31, 2006 the Company recognized a total of $3,600 (January 31, 2005 - $400) for donated services at $400 per month and $1,800 (January 31, 2005 - $200) for donated rent at $200 per month, provided by the President of the Company.

4.   Mineral Property

     The Company entered into an Agreement dated January 31, 2005 with Klondike Bay Resources ("Klondike") to acquire a 100% interest in one mineral claim representing 12 units located in Ontario, Canada. To acquire a 100% interest in this claim, the Company paid $7,000, which was charged to operations during the period ended April 30, 2005.

5.   Common Stock
a) On December 21, 2004 the Company issued 4,700,000 shares of common stock at a price of $0.001 per share for cash proceeds of $4,700.
b) On January 10, 2005 the Company issued 1,500,000 shares of common stock pursuant to Regulation S at a price of $0.01 per share for cash proceeds of $15,000.
c) On January 21, 2005 the Company issued 80,000 shares of common stock pursuant to Regulation S at a price of $0.10 per share for cash proceeds of $8,000.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Plan of Operation

Our plan of operation for the next twelve months is to complete the recommended phase one and two exploration programs on the Little Bonanza claim consisting of a geological mapping and geochemical sampling. We anticipate that these exploration programs will cost approximately $5,000 (paid) and $15,000 respectively. To date, we have not commenced exploration on the Little Bonanza claim.

We plan to commence the phase one exploration program on the Little Bonanza claim in the spring of 2006 and have funded this program in advance. The program should take approximately one to two months to complete. We will then undertake the phase two work program during the summer of 2006. This program will take approximately one to three months to complete. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program.

As well, we anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $30,000.

While we have enough funds to complete the phase one exploration program and most of the phase two program, we will require additional funding in order to proceed with any additional recommended exploration on the Little Bonanza claim. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Results Of Operations For Period Ending January 31, 2006

We did not earn any revenues during the nine-month period ending January 31, 2006. We incurred operating expenses in the amount of $16,973 for the nine-month period ended January 31, 2006. Our operating expenses were comprised of professional fees of $11,284, donated management services of $3,600, donated rent of $1,800 and office and general expenses of $289.

At January 31, 2006, we had total assets of $15,733 consisting entirely of cash and $11,050 in accrued liabilities.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on January 31, 2006. This evaluation was conducted by our chief executive officer and our principal accounting officer, John Fiddick.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended January 31, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  March 27, 2006

Crawford Lake Mining Inc.

/s/ John Fiddick
------------------------------
John Fiddick, President