Form 10QSB/A
period 2006-01-31
Crawford Lake Mining Inc.
filed 2006-04-25
CIK 1337615

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 AMENDMENT #1 TO
                                   FORM 10-QSB

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

                            CRAWFORD LAKE MINING INC.
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,280,000 shares of $0.001 par value common stock outstanding as of April 25, 2006.

Crawford Lake Mining Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

                                                                               January 31,        April 30,
                                                                                   2006             2005
                                                                                    $                 $
ASSETS

Current Assets

Cash                                                                              15,733            20,656
----------------------------------------------------------------------------------------------------------------

Total Assets                                                                      15,733            20,656
================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                      -                500
Accrued liabilities                                                               11,050             3,900
----------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                 11,050             4,400
----------------------------------------------------------------------------------------------------------------


Commitments and Contingencies (Notes 1)

Stockholders' Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value
6,280,000 shares issued and outstanding                                            6,280             6,280

Additional Paid in Capital                                                        21,420            21,420
Donated Capital (Note 3)                                                           7,800             2,400

Deficit Accumulated During the Exploration Stage                                 (30,817)          (13,844)
----------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                         4,683            16,256
----------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                        15,733            20,656
================================================================================================================









   (The accompanying notes are an integral part of these financial statements)

Crawford Lake Mining Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

                                                                                     From                 From
                                                            For the Nine       October 18, 2004     October 18, 2004
                                                            Months Ended      (Date of Inception)  (Date of Inception)
                                                             January 31,        to January 31,       to January 31,
                                                                2006                 2005                 2006
                                                                  $                    $                    $
Revenue                                                                 -                   -                     -
------------------------------------------------------------------------------------------------------------------------

Expenses

Donated rent (Note 3)                                               1,800                  200                2,600
Donated services (Note 3)                                           3,600                  400                5,200
Mineral property costs                                                  -                   -                 7,000
Office and general                                                    289                   43                  333
Professional fees                                                  11,284                2,611               15,684
------------------------------------------------------------------------------------------------------------------------

                                                                   16,973                3,254               30,817
------------------------------------------------------------------------------------------------------------------------

Net Loss For the Period                                           (16,973)              (3,254)             (30,817)
========================================================================================================================

Net Loss Per Share - Basic                                              -                   -
========================================================================================================================

Weighted Average Shares Outstanding                             6,280,000            2,143,000
========================================================================================================================






   (The accompanying notes are an integral part of these financial statements)

Crawford Lake Mining Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

                                                                                                       From
                                                                              For the Nine       October 18, 2004
                                                                              Months Ended      (Date of Inception)
                                                                               January 31,        to January 31,
                                                                                  2006                 2005
                                                                                    $                    $
Cash Flows Provided By Operating Activities

Net loss for the period                                                          (16,973)               (3,254)

Adjustments to reconcile net loss to cash:
    Donated services and expenses                                                  5,400                   600

Change in operating assets and liabilities:
 Increase in accounts payable and accrued liabilities                              6,650                 2,611
--------------------------------------------------------------------------------------------------------------------
Net Cash Used By Operating Activities                                             (4,923)                  (43)
--------------------------------------------------------------------------------------------------------------------
Cash Flows Provided By Financing Activities
    Proceeds from the issuance of common stock                                         -                27,700
--------------------------------------------------------------------------------------------------------------------
Net Cash Flows Provided By Financing Activities                                        -                27,700
--------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                                       (4,923)               27,657
Cash - Beginning of Period                                                        20,656                     -
--------------------------------------------------------------------------------------------------------------------
Cash - End of Period                                                              15,733                27,657
====================================================================================================================

Supplemental Disclosures

Interest paid                                                                         -                      -
Income taxes paid                                                                     -                      -
====================================================================================================================





    (The accompanying notes are an integral part of the financial statements)

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

DATED:  April 25, 2006

Crawford Lake Mining Inc.

/s/ John Fiddick
-----------------------
John Fiddick, President