Form 10KSB
period 2006-04-30
Crawford Lake Mining Inc.
filed 2006-08-28
CIK 1337615

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2006
                                              --------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to __________________

                       Commission file number: 333-131017


                            CRAWFORD LAKE MINING INC.
                      ------------------------------------
                 (Name of small business issuer in its charter)


              Nevada                                    Applied For
 -------------------------------             -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                            Crawford Lake Mining Inc.
                            -------------------------
                                4372 Greta Street
                               Burnaby, BC V5J 1N8
                          ---------------------------------
                       (Address of principal executive offices)

                                 (604) 435-1141
                            Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

   Title of each class                     Name of each exchange on which
---------------------------                ------------------------------
    to be so registered                    each class is to be registered

          None                                            None

Securities to be registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    Yes X                         No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                    Yes X                         No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    Yes                           No  X


State issuer's revenues for its most recent fiscal year:          Nil
                                                          ---------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

 $278,000 as of July 28, 2006 based on the last sale's price of our common stock
 -------------------------------------------------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              6,280,000 shares of common stock as of July 28, 2006
              ----------------------------------------------------

                                TABLE OF CONTENTS

                                                                           Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY..............................................9
ITEM 3:  LEGAL PROCEEDINGS....................................................9
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................9
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............9
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............9
ITEM 7:  FINANCIAL STATEMENTS................................................10
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES...........................................12
ITEM 8A:  CONTROLS AND PROCEDURES............................................12
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........14
ITEM 10:  EXECUTIVE COMPENSATION.............................................14
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....14
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................14
ITEM 13:  EXHIBITS AND REPORTS...............................................14
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................15

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We are an exploration stage company. We are engaged in the acquisition and exploration of mineral properties with a view to exploit any mineral deposits we discover. We own a 100% beneficial interest in one mineral claim known as the Little Bonanza claim. There is no assurance that a commercially viable mineral deposit exists on the Little Bonanza claim. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have recently completed the initial phase of exploration on the Little Bonanza claim. Once we have completed each phase of exploration, we make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our director will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to conduct exploration work on the Little Bonanza claim in order to ascertain whether it possesses economic quantities of gold, copper, nickel and platinum. There can be no assurance that an economic mineral deposit exists on the Little Bonanza claim until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on the Little Bonanza claim and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Little Bonanza Claim Purchase Agreement

On January 31, 2005, we entered into a mineral purchase and sale agreement with Klondike Bay Resources, a private company owned by Terry Loney of Garson, Ontario, whereby he sold to us a 100% right, interest and title in one mineral claim, located in the Sudbury mining division of Ontario, Canada. We acquired this interest in the Little Bonanza claim by paying Klondike Bay Resources $7,000.

Description, Location and Access

The Little Bonanza claim is located approximately 30 kilometers northeast of the City of Greater Sudbury, within the Scadding township which lies near the northern boundary of the Algonquin Lake Nipissing eco-region and at the eastern boundary of McLennan Township. Access to the property can be made by traveling east from the community of Skead for approximately three kilometers to Bonanza Lake, then east about one kilometer onto the claim. Alternatively, access can be made via the Wanapitei River by boat which passes through the eastern boundary of the claim.

Title to the CB-1 Claim

The Little Bonanza property consists of one claim block comprising of twelve unpatented mining claim units covering 192 hectares. A "mining claim block" refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals. Title to the Little Bonanza claim is registered in the name of Klondike Bay Resources.

Claim details are as follows:

Claim Name            Record Number       Expiration Date
--------------------- ------------------- -------------------------
Little Bonanza        S3018927            January 27, 2007

The claim was created on January 27, 2005 and is in good standing until January 27, 2007. During fiscal 2006, we completed $ 5,000 worth of exploration work on the claim, which allows us to extend the deadline to January 27, 2008. In subsequent years, we must spend at least $200 on the claim to extend the expiry date by one year.

Mineralization

Rock exposure on the Little Bonanza property is limited to about 15% to 20%. The balance of the property is covered with soil, which is up to several meters thick. The Little Bonanza claim is underlain with several rock types including Nipissing Gabbro, a dark, coarse-grained, intrusive igneous rock chemically equivalent to basalt. It is a plutonic rock, formed when molten magma is trapped beneath the Earth's surface and cools slowly into a hard, coarsely crystalline mass. The claim also includes Sudbury Dyke Swarm and folded Huronian Sediments Huronian Sediments pertains to certain non-fossiliferous rocks on the borders of Lake Huron from the Archaean age (2.5 billion years ago). The youngest rocks in the area are the olivine-magnetite types found in vertical dykes. Olivine-magnetite rocks are silicate minerals containing iron and magnesium which form at high temperature. Silicate minerals contain silicon and oxygen and are glass green in color.

Exploration History

No known exploration has been conducted on the area covered by the Little Bonanza claim, other than the phase one exploration program that we have recently conducted on the property, which is described below.

Geological Assessment Report: Little Bonanza Property

We retained Mr. Scott Jobin-Bevans, Ph.D. and professional geologist, to complete an evaluation of the Little Bonanza claim and to prepare a geology report on the claim. Based on his review, Mr. Jobin-Bevans concluded that the Little Bonanza claim warrants further exploration due to the geochemistry and inferred geological continuity, as well as the lack of previous exploration.

Mr. Jobin-Bevans recommended an initial exploration program consisting of two phases. The first phase consisted of geological mapping and sampling. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. Geochemical sampling involves gathering rock and soil samples from property areas with the most potential to host economically significant mineralization. All samples gathered were sent to a laboratory where they are analysed for metal content. We are currently waiting for the results of this phase.

The first phase, which cost $5,000, is described below.

Budget - Phase I

                  Type of Work                                Est. Cost (US$)
                  Geological Review                                      $500
                  Geological Mapping and sampling                      $2,500
                  Report Writing/Consulting                            $1,500
                  Operating Supplies                                     $500
                                                              ---------------
                                      Sub-Total:                       $5,000

We recently  completed the phase one exploration  program and are awaiting assay
results   from  samples  that  we   collected,   as  well  as  our   geologist's
interpretation of these results.

The second phase would consist of a geographical survey and a follow-up of the initial stage. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. Geophysical surveys are applied in situations where there is insufficient information obtainable from the property surface to allow informed opinions concerning the merit of properties. The second phase would cost approximately $15,000 as outlined below.

Budget - Phase II

                  Type of Work                                Est. Cost (US$)
                  Geographical Survey                                  $7,500
                  (Targets for Drilling)
                  Follow-up Mapping and sampling                       $3,500
                  Report Writing/Consulting                            $3,000
                  Operating Supplies                                   $1,000
                                                              ---------------
                                      Sub-Total:                      $15,000
                                      TOTAL $US:                      $20,000


Compliance with Government Regulation

We will be required to conduct all mineral exploration activities in accordance with the Mining Act of Ontario. We did not require any authorization to complete the first phase of the recommended exploration program. While we do not require any authorization to proceed with the second phase of the recommended exploration program, we will be required to obtain work permits from the Ontario Ministry of Northern Development and Mines for any subsequent drilling program and any other exploration work that results in a physical disturbance to the land if the program calls for the disturbance of more than 10,000 square meters of the property surface, or such areas that would total that amount when combined. A work permit is also required for the erection of structures on the property. There is no charge to obtain a work permit under the Mining Act.

When our exploration program proceeds to the drilling stage, we may be required to post small bonds if the rights of a private land owner may be affected. We anticipate that the cost of a bond for such a program would not exceed $5,000.

We may also be required to file statements of work with the Ministry of Northern Development and Mines. Such statements would be filed following the completion of the exploration and would cost approximately $500. The filing of statements of work would not have any impact on the timing or completion of our exploration program. We will also be required to undertake remediation work on any exploration that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance.

We will not incur any regulatory compliance costs in the first two phases of proposed exploration. The amount of these costs for subsequent exploration phases is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration programs. Because there is presently no information on the size, tenor, or quality of any minerals or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Employees

We have no employees as of the date of this annual report other than our sole director.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors
------------

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-KSB before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Little Bonanza claim, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. As well, we will not receive any funds from this registration.

Our business plan calls for significant expenses in connection with the exploration of the Little Bonanza claim. While we have sufficient funds to conduct a portion of the phase two exploration program at an estimated cost of $15,000, we will need additional funds in order to complete recommended exploration on the Little Bonanza claim. Even after completing these two phases of exploration, we will not know if we have a commercially viable mineral deposit.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have only recently commenced exploration on the Little Bonanza claim. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on October 18, 2004, and to date have been involved primarily in organizational activities and the acquisition of the Little Bonanza claim. We have not earned any revenues as of the date of this Annual Report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Little Bonanza Property and the production of minerals from the claim, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claim containing economic mineralization or reserves of gold, copper, nickel, platinum and palladium is extremely remote. Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the Little Bonanza claim does not contain any reserves and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED. OUR INDEPENDENT AUDITOR HAS RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The report of our independent accountant to our audited financial statements for the period ended April 30, 2006, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE LITTLE BONANZA CLAIM, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Little Bonanza claim does not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold of commercial tonnage and grade, we will require additional funds in order to place the Little Bonanza claim into commercial production. We may not be able to obtain such financing.

BECAUSE OUR FORMER DIRECTOR OWNS 55.73% OF OUR OUTSTANDING COMMON STOCK, HE COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our former director owns approximately 55.73% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. He will also have the power to prevent or cause a change in control. The interests of our former director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE  OUR  PRESIDENT  HAS  OTHER  BUSINESS  INTERESTS,  HE MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Denis Gallant, intends to devote approximately 15% of his business time providing his services to us. While Mr. Gallant presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Gallant from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

BECAUSE OUR SOLE DIRECTOR HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our sole director has no technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. His decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS HIS OR HER ABILITY TO SELL THE STOCK.

Our shares constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.


Forward-Looking Statements

This Annual Report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this Annual Report.

ITEM 2:  DESCRIPTION OF PROPERTY

We own the mineral exploration rights relating to the Little Bonanza mineral claim. We do not own any real property interest in the Little Bonanza claim or any other property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol CWFM. However, no trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this Annual Report.

We have 28 shareholders of record as of the date of this Annual Report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the recommended phase two exploration program on the Little Bonanza claim consisting of geological mapping and geochemical sampling. We anticipate that this exploration program will cost approximately $15,000. To date, we have completed phase one exploration on the Little Bonanza claim, at a cost of $5,000, and are awaiting the results from our consulting geologist.

We will undertake the phase two work program during the fall of 2006. This program will take approximately one to three months to complete. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program. We also intend to conduct successive phases of exploration based upon the recommendations of our consulting geologist.

As well, we anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with the filing of this annual report and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $30,000.

While we have enough funds to cover a portion of the phase two program, we will require additional funding in order to proceed with any additional recommended exploration on the Little Bonanza claim. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Results Of Operations For Fiscal Year Ended April 30, 2006

We have not earned any revenues from our incorporation on October 18, 2004 to April 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Little Bonanza claim, which is doubtful. We have recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Little Bonanza claim, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $30,471 for the fiscal year ended April 30, 2006. These operating expenses were comprised of donated rent costs of $2,400, donated services costs of $4,800, mineral exploration costs of $5,000, office and general expenses of $7,087 and professional fees of $11,184.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.


ITEM 7:  FINANCIAL STATEMENTS

                            CRAWFORD LAKE MINING INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                 APRIL 30, 2006
                            (Stated in U.S. Dollars)

                           CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS
                            APRIL 30, 2006, AND 2005

Report of Registered Independent Auditors..............................................................F-2


Financial Statements-

   Restated Balance Sheet as of April 30, 2006.........................................................F-3

   Restated Statements of Operations for the Periods Ended April 30, 2006,
     and 2005, and Cumulative from Inception ......................................................... F-4

   Restated Statements of Stockholders' Equity (Deficit) for the Periods from Inception
     Through April 30, 2006 .......................................................................... F-5

   Restated Statements of Cash Flows for the Periods Ended April 30, 2006,
     and 2005, and Cumulative from Inception ..........................................................F-6

   Notes to Financial Statements for the Periods
     Ended April 30, 2006, and 2005....................................................................F-7

                    REPORT OF REGISTERED INDEPENDENT AUDITORS



          To the Board of Directors and Stockholders of Crawford Lake Mining Inc.:

          We have audited the accompanying balance sheet of Crawford Lake Mining Inc. (a Nevada corporation in the exploration stage) as of April 30, 2006, and the related statements of operations, stockholders equity (deficit), and cash flows for periods ended April 30, 2006, and 2005, and from inception (October 18, 2004) through April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crawford Lake Mining Inc. as of April 30, 2006, and the results of its operations and its cash flows for the periods ended April 30, 2006, and 2005, from inception (October 18, 2004) through April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the exploration stage, is conducting its capital formation activities, has experienced an operating loss since inception, and its working capital is insufficient to meet planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          As discussed in Note 3 to the financial statements, an error in the recording of the purchase of a mineral claim which amounted to $7,000, which resulted in an overstatement of expenses, and an overstatement of net (loss) for the period ended April 30, 2005, was determined by management of the Company. Accordingly, the financial statements as of and for the period ended April 30, 2005, have been restated to correct the error.

          Respectfully submitted,

          /s/  Davis Accounting Group P.C.

          Cedar City, Utah,
          August 24, 2006.

                           CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                     RESTATED BALANCE SHEET (NOTES 2 AND 3)
                              AS OF APRIL 30, 2006


                                                   ASSETS
                                                   ======

                                                                                               2006
                                                                                      -----------------------
Current Assets:
        Cash on hand and in bank                                                       $         3,935
                                                                                      -----------------------

                        Total current assets                                                     3,935
                                                                                      -----------------------

Property:
        Mineral claim                                                                            7,000
                                                                                      -----------------------

                        Total property                                                           7,000
                                                                                      -----------------------

Total Assets                                                                           $        10,935
                                                                                      =======================

                                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                                  =======================================

Current Liabilities:
        Accounts payable - Trade                                                       $         1,700
        Accrued liabilities                                                                      9,250
                                                                                      -----------------------

                        Total current liabilities                                               10,950
                                                                                      -----------------------

                        Total liabilities                                                       10,950
                                                                                      -----------------------

Commitments and Contingencies

Stockholders' (Deficit):
        Common stock, par value $.001 per share, 75,000,000 shares
                     authorized; 6,280,000 shares issued and outstanding                         6,280
        Additional paid-in capital                                                              31,020
        (Deficit) accumulated during the exploration stage                                     (37,315)
                                                                                      -----------------------

                        Total stockholders' (deficit)                                              (15)
                                                                                      -----------------------

Total Liabilities and Stockholders' (Deficit)                                          $        10,935
                                                                                      =======================


               The accompanying notes to financial statements are
                      an integral part of these statements

                           CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                RESTATED STATEMENTS OF OPERATIONS (NOTES 2 AND 3)
                 FOR THE PERIODS ENDED APRIL 30, 2006, AND 2005
                AND CUMULATIVE FROM INCEPTION (OCTOBER 18, 2004)
                             THROUGH APRIL 30, 2006

                                                                       Periods Ended                          Cumulative
                                                                         April 30,                               From
                                                         -------------------------------------------
                                                                2006                   2005                   Inception
                                                         -------------------    --------------------    -----------------------
Revenues                                                  $              -       $              -        $              -
                                                         -------------------    --------------------    -----------------------

Expenses:
         Donated rent (Note 7)                                      2,400                    800                   3,200
         Donated services (Note 7)                                  4,800                  1,600                   6,400
         Mineral exploration costs                                  5,000                      -                   5,000
         Office and administrative                                  7,087                     44                   7,131
         Professional fees                                         11,184                  4,400                  15,584
                                                         -------------------    --------------------    -----------------------

                  Total general and administrative
                  expenses                                         30,471                  6,844                  37,315
                                                         -------------------    --------------------    -----------------------

(Loss) from Operations                                            (30,471)                (6,844)                (37,315)


Other Income (Expense)                                                 -                       -                       -


Provision for income taxes                                             -                       -                       -
                                                         -------------------    --------------------    -----------------------

Net (Loss)                                                $       (30,471)         $      (6,844)          $     (37,315)
                                                         ===================    ====================    =======================

(Loss) Per Common Share:
      (Loss) per common share - Basic and Diluted         $        (0.00)        $        (0.00)
                                                         ===================    ====================

Weighted Average Number of Common Shares
      Outstanding - Basic and Diluted                           6,280,000              4,041,000
                                                         ===================    ====================



               The accompanying notes to financial statements are
                      an integral part of these statements

                           CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
      RESTATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTES 2 AND 3)
                FOR THE PERIODS FROM INCEPTION (OCTOBER 18, 2004)
                             THROUGH APRIL 30, 2006

                                                                                                                  (Deficit)
                                                                                                                 Accumulated
                                                                                          Additional             During the
                                              Common stock               Paid-in        Exploration
                                    ------------------------------
      Description                       Shares          Amount           Capital           Stage                   Totals
    ----------------------------    -------------    -------------    -------------   -----------------    -------------------
     Balance - October 18, 2004                -      $         -      $          -   $           -        $              -


     Common stock issued for cash      6,280,000            6,280            21,420               -                  27,700


     Donated services and rent                 -                -             2,400               -                   2,400


     Net (loss) for the period                 -                -                 -            (6,844)               (6,844)
                                  ---------------    -------------    -------------    ----------------    -------------------

     Balance - April 30, 2005          6,280,000            6,280            23,820            (6,844)               23,256


     Donated services and rent                 -                -             7,200                -                  7,200


     Net (loss) for the period                 -                -                 -           (30,471)              (30,471)
                                  ---------------    -------------    --------------   ------------------    ------------------

     Balance - April 30, 2006          6,280,000       $   6,280       $     31,020   $       (37,315)          $       (15)
                                  ===============    =============    ==============   ===================    =================



               The accompanying notes to financial statements are
                      an integral part of these statements

                           CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                RESTATED STATEMENTS OF CASH FLOWS (NOTES 2 AND 3)
                 FOR THE PERIODS ENDED APRIL 30, 2006 AND 2005,
                AND CUMULATIVE FROM INCEPTION (OCTOBER 18, 2004)
                             THROUGH APRIL 30, 2006

                                                                                Periods Ended                     Cumulative
                                                                                  April 30,                          From
                                                                    ---------------------------------------
                                                                          2006                 2005                Inception
                                                                    -----------------    ------------------    ------------------
Operating Activities:
         Net (loss)                                                  $      (30,471)     $        (6,844)        $    (37,315)
         Adjustments to reconcile net (loss) to net cash
           (used in) provided by operating activities:
            Donated services and expenses                                     7,200                2,400                9,600
                      Changes in net liabilities-
                        Accounts payable and accrued liabilities              6,550                4,400               10,950
                                                                    -----------------    ------------------    ------------------

Net Cash  (Used in) Operating Activities                                    (16,721)                 (44)             (16,765)
                                                                    -----------------    ------------------    ------------------

Investing Activities:

         Purchase of mining claim                                                 -               (7,000)              (7,000)
                                                                    -----------------    ------------------    ------------------


Net Cash (Used in) Investing Activities                                           -               (7,000)              (7,000)
                                                                    -----------------    ------------------    ------------------

Financing Activities:

         Issuance of common stock for cash                                        -               27,700               27,700
                                                                    -----------------    ------------------    ------------------


Net Cash Provided by Financing Activities                                         -               27,700               27,700
                                                                    -----------------    ------------------    ------------------

Net Increase (Decrease) in Cash                                             (16,721)              20,656                3,935


Cash - Beginning of Period                                                   20,656                   -                     -
                                                                    -----------------    ------------------    ------------------

Cash - End of Period                                                 $        3,935      $        20,656         $      3,935
                                                                    =================    ==================    ==================

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for:
                                                                     $
                      Interest                                                    -      $             -       $             -
                                                                    =================    ==================    ==================
                      Income taxes                                   $            -      $             -       $             -
                                                                    =================    ==================    ==================

Supplemental Information of Noncash Investing and Financing Activities:

         During the fiscal years ended April 30, 2006, and 2005, the Company recognized a total of $4,800, and $1,600, respectively, for donated services at $400 per month. In addition, for the same periods, the Company recognized $2,400 and $800, respectively, for donated rent at $200 per month provided by the former President of the Company.



               The accompanying notes to financial statements are
                      an integral part of these statements

                          CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2006, AND 2005



(1)     Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Crawford Lake Mining Inc. ("Crawford Lake Mining" or the "Company") is a Nevada corporation in the exploration stage. The Company was incorporated under the laws of the State of Nevada on October 18, 2004. The Company has acquired a 100 percent interest in one mineral claim consisting of 12 units located in Ontario, Canada. The business plan of the Company is the acquisition and exploration of mineral resources. The accompanying financial statements of Crawford Lake Mining were prepared from the accounts of the Company under the accrual basis of accounting. Further, the accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States, and are presented in United States dollars. The Company's fiscal year end is April 30.

   Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Mineral Property, Exploration and Mine Development Costs

The Company has been in the exploration stage since its formation on October 18, 2004, and has not yet realized any revenues from its planned operations. Crawford Lake Mining is primarily engaged in the business of the acquisition and exploration of mining properties. Mineral claim and other property acquisition costs are capitalized as incurred. Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserves, the exploration costs, along with mine development costs, are capitalized. The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized as depletion and amortization expenses under the units-of-production method over the estimated life of the probable and proven reserves. If mineral properties, exploration, or mine development costs are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended June 30, 2006, and 2005, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

                          CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2006, AND 2005


(Loss) Per Common Share

Basic (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) per share is computed similar to basic (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended April 30, 2006, and 2005.

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

   Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of April 30, 2006, the fair values of cash, accounts payable - Trade, and accrued liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

                          CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2006, AND 2005

  Concentrations of Risk

As of April 30, 2006, the Company maintained its cash account in United States dollars at one credit union located in British Columbia, Canada. The balance in the account was subject to the normal insurance coverage afforded to such accounts.

   Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Foreign currency transactions are occasionally undertaken in Canadian dollars, and are translated into United States dollars using exchange rates at the date of the transaction. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations. All assets and liabilities denominated in foreign currencies are translated into United States dollars using the current exchange rate at the end of each fiscal period. Translation adjustments, if any, are included in other comprehensive income (loss) for the period.

   Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments," using the modified retrospective transition method. The Company has not issued any stock options or share base payments since its inception. Accordingly, there was no affect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2006, and expenses for the periods ended April 30, 2006, and 2005. Actual results could differ from those estimates made by management.

(2)      Exploration Stage Activities and Going Concern

The Company is currently in the exploration stage, and its business plan currently addresses the acquisition and exploration of mineral resources. In fiscal 2006, the Company conducted, through the services of a Licensed Geologist, an independent review of the mineral claim, but has not presently determined whether such mineral claim contains mineral reserves that are economically recoverable. The report from the Licensed Geologist recommended that additional exploration and evaluation of the mineral claim be performed. The Company plans to continue to fund its operations from the financial

                          CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2006, AND 2005

support of its stockholders, capital formation activities related to the issuance of common stock, the determination of the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, and the confirmation of Company's interests in the underlying properties.

The Company filed a Registration Statement on Form SB-2 with the United States Securities and Exchange Commission ("SEC") that was declared effective on February 10, 2006, to register 2,780,000 shares of common stock for resale by existing stockholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

While management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that the Company will be able to raise sufficient resources to fund its mineral and exploration activities, raise additional equity or debt capital, or be successful in other activities that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses since inception, had negative working capital as of April 30, 2006, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)      Correction of Error

Subsequent to April 30, 2006, management of the Company determined that $7,000 related to the purchase of a mining claim had been incorrectly expensed instead of capitalized during the fiscal period ended April 30, 2005. The Company corrected the error by capitalizing the cost of the mining claim on the accompanying balance sheet. The impact of the adjustment decreased expenses and net (loss) by $7,000 for the fiscal year 2005, decreased the amount of deficit accumulated during the exploration stage, and the amount of (loss) per share - basic and diluted, remained unchanged.

(4)      Mineral Claim Property

The Company entered into an agreement dated January 31, 2005, with Klondike Bay Resources ("Klondike") to acquire a 100 percent interest in one mineral claim representing 12 units located in Ontario, Canada. To acquire the 100 percent interest in this claim, the Company paid $7,000, which was capitalized during the period ended April 30, 2005.

(5)      Common Stock

On December 21, 2004, the Company issued 4,700,000 shares of common stock at a price of $0.001 per share for cash proceeds of $4,700.

                          CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2006, AND 2005

On January 10, 2005, the Company issued 1,500,000 shares of common stock pursuant to Regulation S at a price of $0.01 per share for cash proceeds of $15,000.

On January 21, 2005, the Company issued 80,000 shares of common stock pursuant to Regulation S at a price of $0.10 per share for cash proceeds of $8,000.

(6)      Income Taxes

The provision (benefit) for income taxes for the periods ended April 30, 2006, and 2005, was as follows (using a 34 percent effective Federal income tax rate in 2006, and 2005, respectively):


                                              2006            2005
                                         -------------   -------------

Current Tax Provision:
    Federal-
      Taxable income                     $           -   $           -
                                         -------------   -------------
        Total current tax provision      $           -   $           -
                                         =============   =============

Deferred Tax Provision:
    Federal-
      Loss carryforwards                 $      10,400   $       2,300
      Change in valuation allowance            (10,400)         (2,300)
                                         -------------   -------------
       Total deferred tax provision      $           -   $           -
                                         =============   =============

The Company had deferred income tax assets as of April 30, 2006, as follows:

                                              2006
                                         -------------

      Loss carryforwards                 $      12,700
      Less - Valuation allowance               (12,700)
                                         -------------
       Total net deferred tax assets     $           -
                                         =============


As of April 30,  2006,  the Company had net  operating  loss  carryforwards  for income tax reporting purposes of approximately $37,300 that may be offset against future taxable income. The net operating loss carryforwards expire in the years 2025-2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                            CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2006, AND 2005

(7)     Related Party Transactions

During the fiscal years ended April 30, 2006, and 2005, the Company recognized a total of $4,800 and $1,600, respectively, for donated services at $400 per month. Further, for the same periods, $2,400 and $800, respectively, were recognized for donated rent at $200 per month. Such services and rent were provided by the former President of the Company.

(8)   Subsequent Event

Effective August 17, 2006, Mr. John Fiddick resigned as President, Chief Executive Officer, and Director of the Company. As of the same date, Mr. Denis Gallant was elected President, Chief Executive Officer, and Director of the Company, to replace Mr. Fiddick.

(9)     Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Staff Position (`FSP") No. 46R-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December
2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005, in accordance with the transition provisions of FIN 46 (revised 2003), "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in: (a) more consistent recognition of liabilities relating to asset retirement obligations; (b) more information about expected future cash outflows associated with those obligations; and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on the future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of the interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant effect on its financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior period financial statements of voluntary changes in

                          CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            APRIL 30, 2006, AND 2005

accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its financial position or results of operations.

In July 2005, the Financial Accounting Standards Board ("FASB") issued an exposure draft of a proposed interpretation, "Accounting for Uncertain Tax Positions - an Interpretation of SFAS Statement No. 109," ("SFAS No. 109"). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines "probable" as it is defined in SFAS No. 5, "Accounting for Contingencies." The FASB has not established an effective date for the interpretation. The Company is currently reviewing the effect, if any, that the proposed guidance would have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," ("SFAS No. 155"). This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," ("SFAS No. 156"), which amends SFAS No. 140," Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 23, 2006, HLB Cinnamon Jang Willoughby & Company ("HLB"), Chartered Accountants, resigned as our independent accountant. HLB's audit report on our financial statements for the period from our incorporation on October 18, 2004 to April 30, 2005, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. Furthermore, there were no disagreements between us and HLB relating to the fiscal period audited (from our inception to April 30, 2006) or any subsequent interim period through the date of dismissal.

The Report of Independent Registered Public Accounting Firm that HLB issued on the financial statements for the period from our inception on October 18, 2004 to April 30, 2005 did express an opinion that there was substantial doubt as to our ability to continue as a going concern.

There were no disagreements with HLB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to its satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report and its review of our interim financial statements for the periods ended October 31, 2005 and January 31, 2006.

We engaged Davis Accounting Group P.C. ("Davis"), as our new independent accountant on July 17, 2006. We did not consult with Davis prior to the date of engagement regarding the application of accounting principles, the type of audit opinion that might be rendered by it any other similar matter.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our former chief executive officer and our former principal accounting officer, John Fiddick.

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

Conclusions

Based upon his evaluation of our controls, the former chief executive officer and former principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors:

Name of Director                         Age
--------------------------------------------------------------------------------
John Fiddick                             65
(former Director,
see below)

Executive Officers:

Name of Officer                          Age       Office
--------------------------------------------------------------------------------
John Fiddick                             65        Former President, Secretary,
                                                   Treasurer and Chief Executive
                                                   Officer (see below)

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past six years.

Mr. John Fiddick acted as our president, secretary, treasurer, chief executive officer and as a director since our incorporation on October 18, 2004 through August 17, 2006.

From October 1984 to present Mr. Fiddick has acted as a commercial account manager for the Vancouver Main Branch of the Bank of Montreal, a Canadian chartered bank.

Mr. Fiddick did not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr.Fiddick devoted approximately 15% of his business time to our affairs.

Effective August 17, 2006, Mr. Fiddick resigned as President, Chief Executive Officer, and Director of the Company. As of the same date, Mr. Denis Gallant was elected President, Chief Executive Officer, and Director of the company, to replace Mr. Fiddick.


Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended April 30, 2006, all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                  Number     Transactions   Known Failures
                                 Of  late     Not Timely     To File a
Name and principal position       Reports     Reported       Required Form
---------------------------     -----------  ----------   ---------------------
John Fiddick                         0           0                0
(President, Director
Secretary and Treasurer)


ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended April 30, 2006.

                          Annual Compensation                    Long Term Compensation
                                                   Other Annual  Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation  Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------  -------          --------   -----------   ------------
John           President  2006     $0       0      0                  0                0          0                0
Fiddick

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at July 28, 2006 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock,
(ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.


                                                 Amount of
Title of Class  Name and address                 beneficial     Percent of class
               of beneficial owner               ownership
================================================================================
Common stock   John Fiddick                      3,500,000           55.73%
Common stock   All officers and directors        3,500,000           55.73%
               as a group that consists
               of one person

The percent of class is based on 6,280,000 shares of common stock issued and outstanding as of the date of this Annual Report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

                             Exhibits
Exhibit
Number             Description

  3.1*            Articles of Incorporation
  3.2*            Bylaws
  5.1**           Legal opinion of Cane Clark LLP, with consent to use
 10.1*            Mineral claim purchase agreement dated
                  January 31, 2005
 23.1             Consent of Davis Accounting Group P.C.
 31.1             Certification pursuant to Rule 13a-14(a) under the
                  Securities Exchange Act of 1934
 31.2             Certification pursuant to Rule 13a-14(a) under the
                  Securities Exchange Act of 1934

 32.1             Certification pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002
 32.2             Certification pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002
 99.1*            Location map


* filed as an  exhibit  to our SB-2  dated May 4, 2005
** filed as an exhibit to our SB-2 dated September 7, 2005

Reports on Form 8-K
-------------------

We did not file any reports on Form 8-K during the last fiscal quarter of 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, HLS Cinnamon Jang Willoughby & Company,
Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                                      Fiscal year ended   Fiscal year ended
                                       April 30, 2005      April 30, 2006

Audit fees                                 3,134              4,250
Audit-related fees                           Nil               Nil
Tax fees                                     Nil               Nil
All other fees                               Nil               Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crawford Lake Mining Inc.


By          /s/ Denis Gallant
            -------------------------
            Denis Gallant
            President, CEO & Director
            Date: August 24, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ Denis Gallant
            ------------------------------------
            Denis Gallant
            President, CEO, Secretary & Director
            Date: August 24, 2006