Form 10QSB
period 2006-07-31
Crawford Lake Mining Inc.
filed 2006-09-21
CIK 1337615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2006
                               ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                  to
                         ------------------   -------------------

Commission File Number    333-131017
                       -----------------

                            CRAWFORD LAKE MINING INC.
     -----------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

          Nevada                                 Applied For
---------------------------------       -------------------------------
(State or other jurisdiction of       (IRS Employer Identification No.)
 incorporation or organization)

4372 Greta Street, Burnaby, BC                       V5J 1N8
----------------------------------------      ------------------------
(Address of principal executive offices)            (Zip Code)


Issuer's telephone number, including area code:        (604) 435-1141
                                                -----------------------

                                       N/A
     -----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes    [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,608,000 shares of $0.001 par value common stock outstanding as of September 15, 2006.

                            CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS
                                  JULY 31, 2006
                                   (Unaudited)



Balance Sheet as of July 31, 2006..........................................F-1

Statements of Operations for the Periods Ended July 31, 2006 and 2005,
and Cumulative from Inception..............................................F-2

Statements of Cash Flows for the Periods Ended July 31, 2006 and 2005,
and Cumulative from Inception..............................................F-3

Notes to Financial Statements for the Periods
Ended July 31, 2006 and 2005...............................................F-4

                            CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                               AS OF JULY 31, 2006
                                   (Unaudited)

                                     ASSETS
                                     ======
                                                                                         2006

                                                                                    -----------
Current Assets:                                                                      $        -
                                                                                    -----------

Property:
        Mineral claim                                                                     7,000
                                                                                    -----------

                       Total property                                                     7,000
                                                                                    -----------

Total Assets                                                                         $    7,000
                                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     =======================================

Current Liabilities:
        Accounts payable - Trade                                                     $      100
        Accrued liabilities                                                              17,536
        Due to related parties (Note 3)                                                  10,000
                                                                                    -----------

                       Total current liabilities                                         27,636
                                                                                    -----------

                       Total liabilities                                                 27,636
                                                                                    -----------

Commitments and Contingencies

Stockholders' (Deficit):
        Common stock, par value $.001 per share, 75,000,000 shares
                    authorized; 6,280,000 shares issued and outstanding                   6,280
        Additional paid-in capital                                                       32,820
        (Deficit) accumulated during the exploration stage                              (59,736)
                                                                                    -----------

                       Total stockholders' (deficit)                                   (20,636)
                                                                                    -----------

Total Liabilities and Stockholders' (Deficit)                                        $   7,000
                                                                                    ===========


   The accompanying notes are an integral part of these financial statements

                            CRAWFORD LAKEMINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            FOR THE THREE-MONTH PERIODS ENDED JULY 31, 2006 AND 2005,
                AND CUMULATIVE FROM INCEPTION (OCTOBER 18, 2004)
                              THROUGH JULY 31, 2006
                                   (Unaudited)

                                                                Three-Month
                                                                Periods Ended
                                                                   July 31,                   Cumulative
                                                     ------------------------------             From
                                                          2006              2005              Inception
                                                     ------------------------------        ---------------
Revenues                                           $           -     $           -         $           -
                                                   --------------    --------------       ----------------

Expenses:
  Donated rent (Note 3)                                      600               600                  3,800
  Donated services (Note 3)                                1,200             1,200                  7,600
  Mineral exploration costs                                    -                 -                  5,000
  Office and administrative                               12,121                14                 19,252
  Professional fees                                        8,500             1,100                 24,084
                                                   --------------    --------------       ----------------

     Total general and administrative expenses            22,421             2,914                 59,736
                                                   --------------    --------------       ----------------

(Loss) from Operations                                   (22,421)           (2,914)               (59,736)

Other Income (Expense)                                         -                 -                      -

Provision for income taxes                                     -                 -                      -
                                                   --------------    --------------       ----------------

Net (Loss)                                         $     (22,421)    $      (2,914)        $      (59,736)
                                                   ==============    ==============       ================

(Loss) Per Common Share:
    (Loss) per common share - Basic and Diluted    $       (0.00)    $       (0.00)
                                                   ==============    ==============

Weighted Average Number of Common Shares
     Outstanding - Basic and Diluted                   6,280,000         6,280,000
                                                   ==============    ==============


   The accompanying notes are an integral part of these financial statements

                              CRAWFORD LAKE MINING
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED JULY 31, 2006 AND 2005,
                AND CUMULATIVE FROM INCEPTION (OCTOBER 18, 2004)
                              THROUGH JULY 31, 2006
                                   (Unaudited)

                                                                    Three-Month
                                                                   Periods Ended
                                                                       July 31,                           Cumulative
                                                           -------------------------------------            From
                                                                2006                2005                  Inception
                                                           ---------------   -------------------    --------------------
Operating Activities:
     Net loss                                               $  (22,421)         $   (2,914)              $  (59,736)
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
        Donated services and expenses                            1,800               1,800                   11,400
         Changes in net liabilities -
           Accounts payable and accrued liabilities              6,686                 600                   17,636
                                                           ---------------   -------------------    --------------------
Net Cash Used in Operating Activities                          (13,935)               (514)                 (30,700)
                                                           ---------------   -------------------    --------------------

Investing Activities:
     Purchase of mining claim                                        -                   -                   (7,000)
                                                           ---------------   -------------------    --------------------

Net Cash Used in Investing Activities                                -                   -                   (7,000)
                                                           ---------------   -------------------    --------------------

Financing Activities:
     Loan from related party                                    10,000                   -                    10,000
     Issuance of common stock for cash                               -                   -                    27,700
                                                           ---------------   -------------------    --------------------

Net Cash Provided by Financing Activities                       10,000                   -                    37,700
                                                           ---------------   -------------------    --------------------

Net Decrease in Cash                                            (3,935)               (514)                       -

Cash - Beginning of Period                                       3,935              20,656                        -
                                                           ---------------   -------------------    --------------------

Cash - End of Period                                        $        -          $   20,142            $           -
                                                           ===============   ===================    ====================

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
         Interest                                           $        -          $        -            $           -
                                                           ===============   ===================    ====================
         Income taxes                                       $        -          $        -            $           -
                                                           ===============   ===================    ====================


   The accompanying notes are an integral part of these financial statements

                            CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006, AND 2005
                                   (Unaudited)


1.       Summary of Significant Accounting Policies

     Basis of Presentation and Organization

Crawford Lake Mining, Inc. (the "Company") is a Nevada corporation in the exploration stage. The Company was incorporated under the laws of the State of Nevada on October 18, 2004. The Company has acquired a 100 percent interest in one mineral claim consisting of 12 units located in Ontario, Canada. The business plan of the Company is the acquisition and exploration of mineral resources. The accompanying financial statements of Crawford Lake Mining were prepared from the accounts of the Company under the accrual basis of accounting. Further, the accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States, and are presented in United States dollars. The Company's fiscal year end is April 30.

   Unaudited Interim Financial Statements

The interim financial statements as of July 31, 2006, and for the periods ended July 31, 2006, and 2005, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of July 31, 2006, and the results of its operations and its cash flows for the periods ended July 31, 2006, and 2005, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending April 30, 2007. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. The accounting policies used in the preparation of these unaudited financial statements are the same as those described in the Company's audited financial statements prepared as of April 30, 2006, and for the year then ended. Refer to the Company's audited financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006, for additional information and disclosures.

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

                            CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006, AND 2005
                                   (Unaudited)


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

     Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended July 31, 2006, and 2005, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

     (Loss) Per Common Share

Basic (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) per share is computed similar to basic (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended July 31, 2006, and 2005

     Deferred Offering Costs

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

                            CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006, AND 2005
                                   (Unaudited)

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

     Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of July 31, 2006, the fair values of accounts payable - Trade, accrued liabilities, and due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

     Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments," using the modified retrospective transition method. The Company has not issued any stock options or share base payments since its inception. Accordingly, there was no affect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

     Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2006, and revenues and expenses for the periods ended July 31, 2006, and 2005. Actual results could differ from those estimates made by management.

                            CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006, AND 2005
                                   (Unaudited)


2. Exploration Stage Activities and Going Concern

The Company is currently in the exploration stage, and its business plan currently addresses the acquisition and exploration of mineral resources. In fiscal 2006, the Company conducted, through the services of a Licensed Geologist, an independent review of the mineral claim, but has not presently determined whether such mineral claim contains mineral reserves that are economically recoverable. The report from the Licensed Geologist recommended that additional exploration and evaluation of the mineral claim be performed. The Company plans to continue to fund its operations from the financial support of its stockholders, capital formation activities related to the issuance of common stock, the determination of the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, and the confirmation of Company's interests in the underlying properties.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses since inception, had negative working capital as of July 31, 2006, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.       Related Party Transactions

During the three-month periods ended July 31, 2006, and 2005, the Company recognized $1,200 for donated services at $400 per month, respectively. Further, for the same periods, $600 was recognized for donated rent at $200 per month. Such services and rent were provided by the former President of the Company.

On May 30, 2006, a shareholder and former President loaned the Company $10,000. The loan is non-interest bearing with no terms of repayment.

                            CRAWFORD LAKE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006, AND 2005
                                   (Unaudited)

4. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140," ("SFAS No. 155"). This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

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

5.       Subsequent Event

On September 4, 2006, the Company declared a 3.16:1 forward stock split and issued 16,328,000 new shares of common stock to shareholders.

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

Plan of Operation

We are an exploration stage company. We are engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover. We own a 100% beneficial interest in one mineral claim known as the Little Bonanza claim. There is no assurance that a commercially viable mineral deposit exists on the Little Bonanza claim. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

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

Results of Operations For Period Ending July 31, 2006

We did not earn any revenues during the three-month period ending July 31, 2006. We incurred operating expenses in the amount of $22,421 for the three-month period ended July 31, 2006. Our operating expenses were comprised of professional fees of $8,500, donated management services of $1,200, donated rent of $600 and office and general expenses of $12,151.

At July 31, 2006, we had total assets of $7,000 consisting entirely of a capitalized mineral claim.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on July 31, 2006. This evaluation was conducted by our chief executive officer and our principal accounting officer, Denis Gallant.

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

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended July 31, 2006.

On September 4, 2006, the Company declared a 3.6:1 forward stock split and issued 16,328,000 new shares of common stock to shareholders.

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

DATED:  September 21, 2006

Crawford Lake Mining Inc.

/s/ Denis Gallant
------------------------------
Denis Gallant, President and CEO