Form 10QSB/A
period 2006-07-31
Crawford Lake Mining Inc.
filed 2006-09-25
CIK 1337615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2006
                               ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                  to
                         ------------------   -------------------

Commission File Number    333-131017
                       -----------------

                            CRAWFORD LAKE MINING INC.
--------------------------------------------------------------------------------
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
                                                -----------------------

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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


                                Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-QSB for the period ending July 31, 2006 in order to state the proper number of shares issued and outstanding as of the original date of filing of this report.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,858,000 shares of $0.001 par value common stock outstanding as of September 25, 2006.

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

                                Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-QSB for the period ending July 31, 2006 in order to state the proper number of shares issued and outstanding as of the original date of filing of this report.

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

At July 31, 2006, we had total assets of $7,000 consisting entirely of capitalized mineral claims.

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

DATED:  September 25, 2006

Crawford Lake Mining Inc.

/s/ Denis Gallant
------------------------------
Denis Gallant, President