Form 10QSB
period 2006-10-31
China VoIP & Digital Telecom Inc.
filed 2006-12-20
CIK 1337615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

¢   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    SEPTEMBER 30, 2006

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___ to _______

Commission file number      333-131017

CHINA VOIP & DIGITAL TELECOM INC..

(Exact name of small business issuer as specified in its charter)

Nevada	98-0509797
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

2470 St. Rose Pkwy, Suite 304, Henderson, NV 89074

(Address of principal executive offices)

(506)872-4033

 (Issuer's telephone number)

CRAWFORD LAKE MINING INC. 4372 Greta Street, Burnaby, BC, V5J 1N8

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock:  par value of $0.001; 51,758,000 shares issued and outstanding on December 14, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

CHINA VOIP & DIGITAL TELECOM INC.

FORM 10-QSB

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

in US Dollars

September 30, 2006
Assets
Current assets
Cash and cash equivalents	$345,084
Accounts receivable, net	311,398
Inventories, net	133,427
Advance to suppliers	51,292
Prepaid expenses and other assets	316,913
1,158,114

PROPERTY & EQUIPMENT – NET	437,243

INTANGIBLE ASSET	28,068

Total Assets	$1,623,425

Liabilities
Current liabilities
Short term loan	$126,443
Accounts payable	217,610
Deferred revenue	13,088
Accrued expenses and other current liabilities	181,779
Due to related parties	10,000
548,920
Stockholders' Equity
Common Stock, par value $.001 per share, 75,000,000 shares authorized; 50,858,000 shares issued and outstanding	50,858
Additional paid-in-capital	335,660
Other comprehensive income	38,132
Accumulated deficit	649,855
1,074,505

Total Liabilities and Stockholders' Equity	$1,623,425

CHINA VOIP & DIGITAL TELECOM INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

	in US Dollars
	Three months ended		Nine months ended
	30 September		30 September
	2006	2005	2006	2005

NET SALES	$152,329	$197,050	$889,602	$397,247

COST OF SALES	94,633	65,448	579,628	177,359

GROSS PROFIT	57,696	131,602	309,974	219,888

OPERATING EXPENSES		-
Selling, general and administrative	74,770	36,081	150,699	105,464
Depreciation and amortization	-	-	-
Impairments and provision	-	-	-
TOTAL OPERATING EXPENSES	74,770	36,081	150,699	105,464
		-
INCOME (LOSS) FROM OPERATIONS	(17,074)	95,521	159,275	114,424

OTHER INCOME (EXPENSES)		-
Interest income	103	42	374	200
Interest expenses	(1,535)	-	(2,538)
Subsidy income	33	1,575	18,156	21,953
Other expenses	(53)	(3)	(162)	(21)
TOTAL OTHER INCOME (EXPENSES)	(1,452)	1,614	15,830	22,132
		-
NET INCOME (LOSS)	$(18,526)	$97,135	$175,105	$136,556

OTHER COMPREHENSIVE GAIN (LOSS)		-
Foreign currency translation gain	11,725	11,690	21,081	11,690
		-
COMPREHENSIVE INCOME (LOSS)	$(6,801)	$108,825	$196,186	$148,246

Earnings per share – Basic & Diluted Income /(loss) per share	(0.0002)	0.0027	0.0047	0.0037
Weighted average shares outstanding	45,310,978	40,000,000	41,789,780	40,000,000

The accompanying notes is an integral of these financial statements.

CHINA VOIP & DIGITAL TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
Unaudited
	in US Dollars

	2006	2005
	Nine months ended September 30
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$175,105	$136,556

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortisation	16,859	17,110
Changes in operating assets and liabilities:
Accounts receivable	(21,935)	(160,759)
Inventories	(33,542)	(22,417)
Advances to suppliers	56,725	(62,521)
Prepaid expenses and other assets	(205,941)	(85,116)
Accounts payable	98,809	73,580
Deferred revenue	323	14,584
Accrued expenses and other current liabilities	(20,801)	(53,959)
NET CASH USED IN OPERATING ACTIVITIES	65,602	(142,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(360,132)	(3,821)
NET CASH USED IN INVESTING ACTIVITIES	(360,132)	(3,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on short term loan	126,443	-
NET CASH PROVIDED IN FINANCING ACTIVITIES	126,443	-

Foreign currency translation	21,082	11,690

NET (DECREASE)/INCREASE IN CASH & CASH EQUIVALENTS	(147,005)	(135,073)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	492,089	229,701

CASH AND CASH EQUIVALENTS - END OF PERIOD	$345,084	$94,628
The accompanying notes is an integral of these financial statements.

CHINA VOIP & DIGITAL TELECOM INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2006

(Unaudited)

NOTE 1 GENERAL

China VOIP Digital Telecom Inc. (“the Company”), formerly, Crawford Lake Mining, Inc. acquired on August 17, 2006, all of the outstanding capital stock of Jinan YinQuan Technology Co. Ltd. (“Jinan YinQuan”) in exchange for the issuance of 40,000,000 shares of our common stock to the Jinan Shareholders and $200,000. Such shares are restricted in accordance with Rule 144 of the 1933 Securities Act. In addition, as further consideration for the acquisition, Apollo Corporation, the principal shareholder of the Company, agreed to cancel 11,750,000 post-split shares of its outstanding common stock. Based upon same, Jinan became our wholly-owned subsidiary.

Jinan YinQuan is an equity joint venture established in JiNan in the People’s Republic of China (“the PRC”).  The exchange of shares with Jinan YinQuan has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of the Jinan YinQuan obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of Jinan YinQuan, with Jinan YinQuan being treated as the continuing entity. The historical financial statements presented are those of Jinan YinQuan. The continuing company has retained December 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

The Company’s principal activities are developing and sales of computer software and hardware, digital video pictures system; developing and sales of computer network and network audio devices, parts, low value consumables and etc (exclusive of the business not obtained the license).  Currently, the Company is focused on the Voice Over Internet Phone (“VOIP”) technology related business.

 NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  Our functional currency is the Chinese Renminbi; however the accompanying financial statements have been translated and presented in United States Dollars ($).

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006

Foreign Currency Translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity

Use of Estimates

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

CHINA VOIP & DIGITAL TELECOM INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2006

(Unaudited)

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

Sale of goods

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Rendering of services

When the provision of services is started and completed within the same accounting year, revenue is recognized at the time of completion of the services.

When the provision of services is started and completed in different accounting year, revenue is recognized using the percentage of completion method.

Release of the Assets’ Usufruct

The revenue from releasing the usufruct of intangible assets (such as trademark right, patent, franchise, software, copyright, etc.) and other assets, is recognized in accordance with time and method prescribed in the relevant contract or agreement, with the precondition that economic profits involving transaction can be obtained by the company and the amount of revenue can be measured reliably.

Income Taxes

As the Company is approved as hi-tech software company, the company is completely exempt of income tax for the first 2 years and is 50% exempt of income tax for the next 3 years pursuant to State Tax notice No. [2003] 82.

Segment Reporting

The Company has only one reportable segment (Voip technology services or Voip phone bill income) for the 9 months ended September 30, 2006, as other segment of business are not material to the financial statements of the Company.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company believes all the amounts of its accounts receivable account are recoverable, so no provision for bad debts during 9 months ended September 30, 2006 and 2005.

CHINA VOIP & DIGITAL TELECOM INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2006

(Unaudited)

Inventories

 Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower. As of September 30, 2006 and 2005, the management determined that there was no need of reserves for inventories.

Recently Issued Accounting Standards

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statement.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.

Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.

Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.

Permits an entity to choose ‘Amortization method’ or  Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statement.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than

CHINA VOIP & DIGITAL TELECOM INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2006

(Unaudited)

a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.

A brief description of the provisions of this Statement

b.

The date that adoption is required

c.

The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

Foreign Currency Translation

As of September 30, 2006 and 2005, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (RMB). Such consolidated financial statements were translated into United States Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

As of September 30, 2006 and 2005, the foreign currency transation gain are $75,339 and $50,190, respectively.

NOTE 3 ADVANCES TO SUPPLIERS

The Company made prepayments to suppliers to purchase inventory. This amount represents the advances paid by the Company to suppliers of $51,292 at September 30, 2006.

NOTE 4 PREPAID EXPENSES AND OTHER CURRENT ASSETS

The balances of Company prepaid expenses and other current assets as of September 30, 2006 are summarized as follows:

2006

Security deposits	$11,705
Receivable from employees	1,120
Prepayments	26,204
Receivables ’from officers	94,182
Loan advances	183,702

Total	$316,913

The loan advance is interest free without due date and securities.

CHINA VOIP & DIGITAL TELECOM INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2006

(Unaudited)

NOTE 5  PROPERTIES AND EOUIPMENT

The balances of Company property and equipment as of September 30, 2006 are summarized as follows:

2006

Electronic Equipment	$97,240
Vehicles	50,670
Office Equipment	6,370
Mineral Claim	7,000
Construction in progress	303,505
Less: Accumulated depreciation	(20,542)
Impairment	(7,000)
Property and equipment, net	$437,243

NOTE 6  INTANGIBLE ASSET

Intangible asset is one set of software acquired from third parties. This set of software is used for the core technology of the Company’s VOIP business.  It is amortized over 5 years.

2006

Original cost	$88,637
Less: amortization	(60,569)
Intangible asset, net	$28,068

Amortisation

2007	$17,727
2008	10,341
28,068

NOTE 7   SHORT TERM LOAN

Principal	Interest rate (Per annum)	Due Date	Secured by

$ 126,443	7.254%	Apr 2007	Dalu Machinery Co., Ltd.

The loan was borrowed from JiNan City Commercial Bank Zhangzhuang Branch.

NOTE 8   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2006 are summarized as follows:

2006

Security deposit	$129,177

CHINA VOIP & DIGITAL TELECOM INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period ended September 30, 2006

(Unaudited)

Audit fee	7,500
Staff payables	9,336
Tax Payables	35,766
Total	$181,779

NOTE 9 COMMITMENTS

a) Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through September 30, 2006. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law.

The future minimum annual lease payments required under the operating leases are as follows:

Twelve month period ended September 30,	Payments

2007	$3,110

NOTE 10   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 11   EQUITY TRANSACTIONS DURING 9 MONTHS ENDED 30 SEPTEMBER 2006

In August 2006, the Company decided to forward split its common stock at a ratio of 3.6 shares of the Company’s common stock for every 1 share of common stock issued and outstanding as at August 7, 2006.  Immediately after the forward stock split, the total outstanding shares of the Company are 22,608,000.

In August 2006, the Company issued 40,000,000 shares to the original shareholders of Jinan Yuan Technology Co., Ltd. (“Jinan”) to exchange 100% equity interest of Jinan.  In addition, as further consideration for the acquisition, Apollo Corporation, the principal shareholder of the Company, agreed to cancel 11,750,000 post-split shares of its outstanding common stock.

NOTE 12 SUBSEQUENT EVENT

In December 2006, the Company issued 400,000 shares to a consultant for consulting service and issued 500,000 shares for the private placement of US$1,000,000.

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

Plan of Operation

We were originally incorporated in Nevada on October 18, 2004 as a development stage company in the business of mineral exploration. On January 31, 2005, we entered in a Mineral Property Purchase Agreement whereby we purchased from Klondike Bay Resources one (1) mining claim consisting of twelve (12) units covering one hundred and ninety-two (192) hectares known as the Little Bonanza Property.  Upon the effectiveness of the Acquisition, the Company succeeded to the business of Jinan, which will be continued as its sole line of business. Accordingly, the Company has changed its name to China VoIP & Digital Telecom Inc. and has also changed its symbol to CVDT.

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

We intend to continue with our marketing strategies to market our NPSoft Switch System in the People's Republic of China. We currently offer our products to 17 cities within the Shandong Province. Furthermore, our NP Soft Switch system is being tested in 2 other markets.

Along with the continued marketing activities of our current products and services, we are also developing other telecommunication technologies in order to complement our VOIP product offering.

During the next twelve months, the Company expects to roll out new technologies and also expand into new markets within the People's Republic of China.

Results of Operations for the Three Month Period Ending September 30, 2006

During the three months ended September 30, 2006, we earned $152,329 in revenues as compared to $197,050 during the same period ended in 2005, a decrease of $44,721 or 23%.  The decrease is mainly due to that in the 3 months ended September 30th 2006, the Company did some promotion compain to obtain new customers, such give new customer a phone set for free for buying certain amount of phone bill deposit.  In addition, the Company upgraded its system and changed old phone sets for certain old customers, which resulted in shorter duration to render its service to these customers.

Cost of sales increased to $94,633 during the three months ended September 30, 2006 from $65,448 during the same period ended September 30, 2005, an increase of $29,185 or 45%.  The increase is mainly due to the increase of actual dialing time for all customers.

Selling, general and administrative expenses were $74,770 during the three month period ended September 30, 2006 as compared to $36,081 for the same period ended in 2005, an increase of $38,689 or 107%.  This increase is primarily due to an increase in marketing activities to further promote the Company’s products and services.  Additionally, more expenses related to public listing are incurred during the 3 months ended September 30, 2006.

Interest expenses increased by $1,535 during the period ended September 30, 2006, form $nil during the three month period ended September 30, 2005.

Net loss increased by $115,661, from a Net Income of $97,135 during the three month period ended September 30, 2005 to a Net Loss of $18,526 during the three month period ended September 30, 2006.

Results of Operations for the Nine Months Ended September 30, 2006

Revenues for the nine month period ended September 30, 2006 were $889,602 as compared to $397,247 for the same period ended in 2005, an increase of $492,355 or 124%.  This increase in attributed to the expanded acceptance of the Company’s products and services during the period ended September 30, 2006.

Cost of sales for the nine month period ended September 30, 2006 increased to $579,628 from $177,359 during the nine month period September 30, 2005, an increase of $402,269 or 227%.  This increase in due to the increase in sales of the Company’s products and services.

The gross profit for the nine months ended September 30, 2006 is $309,974, representing 38% increase compared to $219,888 for the same period of 2005.  The increase of the gross profit is mainly contributed to the increase of sales.  The drop in gross margin is mainly due to chaning of their marketing approach.

Selling, general and administrative expenses increased to $150,699 during the nine months ended September 30, 2006, from $105,464 during the same period ended in 2005, an increase of $45,235 or 43%.  The increase directly attributed to an increase in Company activities and accrued audit fee.

Interest expense increased to $2,538 during the nine month period ended September 30, 2006, from $nil during the same period in 2005.

Net income increased by $38,549 during the nine months ended September 30, 2006, from $136,556 during the nine month period ended September 30, 2005 to $175,105 during the same period ended September 30, 2006.

Liquidity and Capital Resources

Cash used in operating activities were $25,583 during the nine months ended September 30, 2006 as compared to cash used in operating activities of $142,942 for the same period ended in 2005.  Cash used in operating activities consisted of net income partially offset by an increase in accounts receivable, an increase in inventories, an increase in advances to suppliers, an increase in prepaid expenses, an increase in accounts payable, an increase in deferred revenue and a decrease in accrued expenses and other current liabilities.  Cash used in operating activities for the nine months ended September 30, 2005 consisted of net income, partially offset by increases in accounts receivable, inventories, advances to suppliers, prepaid expenses, accounts payable and deferred revenue and a decrease in accrued expenses.

Cash flows used in investing activities were $268,946 for the nine month period ended September 30, 2006 as compared to $3,821 for the same period ended in 2005.  Cash used in investing activities consisted of purchase of property and equipment.

Cash provided from financing activities consisted of $126,443 in proceeds from short-term loan during the nine months ended September 30, 2006.  There was no cash used in/provided from financing activities for the same period ended September 30, 2005.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on September 30, 2006.  This evaluation was conducted by our chief executive officer and our principal accounting officer, Mr. Li Kunwu.

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

Item 2.  Changes in Securities

In August 2006, the Company issued 40,000,000 shares to the equity holders of Jinan Yinquan technology Co. Ltd as part of the acquisition of Jinan.  Consequently, Jinan is now the wholly owned subsidiary of the Company. The common stock was issued in a private transaction in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933 as amended.

In December 2006, the Company issued 500,000 shares of its common stock pursuant to an exemption from registration contained in Section 4 (2) of the Securities Act of 1933 as amended in exchange of gross proceeds of $1,000,000.

In December 2006, the Company entered into a consulting agreement with Leasing Standard Limited.  Pursuant to this agreement, the Company issued 400,000 shares of its common stock in reliance upon the registration contained in Section 4 (2) of the Securities Act of 1933 as amended.

In September 2006, a shareholder submitted to the company 11,750,000 shares of common stock to be cancelled.

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

DATED:  December 20, 2006

China VoIP & Digital Telecom Inc.

------------------------------

Li Kunwu, President