Form 10KSB
period 2006-12-31
China VoIP & Digital Telecom Inc.
filed 2007-04-16
CIK 1337615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

¢   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year period ended    DECEMBER 31, 2006

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___ to ___

Commission file number      333-131017

CHINA VOIP & DIGITAL TELECOM, INC.

(Exact name of small business issuer in its charter)

Nevada

98-0509797

       (State or other jurisdiction of incorporation or organization)

(IRS Employer Identification No.)

RM 508, No.786 Xinluo Street, High-Tech Industrial Development Zone, Jinan, China

(Address of principal executive offices)

----------------

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  none

Securities registered under Section 12(g) of the Exchange Act:

Title of each class: Common Shares         US$0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes [ ]  No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 16, 2007, was approximately $119 million (based upon a closing sale price of $2.30 per share, as reported on the OTCBB).

The issuers’ revenues for the fiscal year ended December 31, 2006, were $1.5 million.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock:  par value of $0.001;   51,758,000 shares issued and outstanding on March 31, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

CHINA VOIP & DIGITAL TELECOM, INC.

FORM 10-KSB

FISCAL YEAR 2006

TABLE OF CONTENTS

PART I

Item 1.

Description of Business

Item 2.

Description of Property

Item 3.

Legal Proceedings

Item 4.

Submission of Matters to a Vote of Security Holders

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters, and

Small Business Issues/purchases of Equity Securities

Item 6.

Management’s Discussion and Analysis, or Plan of Operation

Item 7.

Financial Statements and Supplementary Data

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.

Controls and Procedures

Item 8B.

Other Information

PART III

Item 9.

Directors, Executives Officers, Promoters and Control Persons.

Compliance with Section 16(a) of the Exchange Act

Item 10.

Executive Compensation

Item 11.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

Item 12.

Certain Relationships and Related Transactions

Item 13.

Exhibits

Item 14.

Principal Accountant Fees and Services

SIGNATURES

-- PART I --

ITEM 1.   DESCRIPTION OF BUSINESS

Available Information

We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, proxy statements and all other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Through a link to the SEC Web site, we make available free of charge on the Investor Relations section of our corporate Web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. To easily find the link to the SEC filings, investors can also access to the investor relations pages as contained in our website www.chinavoip-telecom.com

Business of Issuer

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

Jinan YinQuan is an equity joint venture established in Jinan in 2001, in the People’s Republic of China (“the PRC”).  The exchange of shares with Jinan YinQuan has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of the Jinan YinQuan obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of Jinan YinQuan, with Jinan YinQuan being treated as the continuing entity. The historical financial statements presented are those of Jinan YinQuan. The continuing company has retained December 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

The Company’s principal activities are developing and sales of computer software and hardware, digital video pictures system; developing and sales of computer network and network audio devices, parts, low value consumables and etc (exclusive of the business not obtained the license).  Currently, the Company is focused on the Voice over Internet Phone (“VoIP”) technology related business.

Industry Background

VoIP is a technology that enables communications over the Internet through the compression of voice, video and/or other media into data packets that can be efficiently transmitted over data networks and then converted back into the original media at the other end. Data networks, such as the Internet or local area networks, or LANs, have always utilized packet-switched technology to transmit information between two communicating terminals. The most common protocol used for communicating on these packet switched networks is IP. VoIP allows for the transmission of voice along with other data over these same packet switched networks, and provides an alternative to traditional telephone networks, which use a fixed electrical path to carry voice signals through a series of switches to a destination.

As a result of the potential cost savings and added features of VoIP, consumers, enterprises, traditional telecommunication service providers and cable television providers are viewing VoIP as the future of telecommunications. VoIP has experienced significant growth in recent years due to:

•

Demand for lower cost telephone service;

•

Increasing demand for long distance communication services driven by the increased mobility of the global workforce;

•

Improved quality and reliability of VoIP calls due to technological advances, increased network development and greater bandwidth capacity; and

•

New product innovations that allow VoIP providers to offer services not currently offered by traditional telephone companies.

The traditional telephone networks maintained by many local and long distance telephone companies were designed solely to carry low-fidelity audio signals with a high level of reliability. Although these traditional telephone networks are very reliable for voice communications, these networks are not well suited to service the explosive growth of digital communication applications for the following reasons:

•

They are expensive to build because each subscriber's telephone must be individually connected to the central office switch, which is usually several miles away from a typical subscriber's location;

•

They transmit data at very low rates and resolutions, making them poorly suited for delivering high-fidelity audio, entertainment-quality video or other rich multimedia content;

•

They use dedicated circuits for each telephone call, which allot fixed bandwidth throughout the duration of each call, whether or not voice is actually being transmitted; and

•

They may experience difficulty in providing new or differentiated services or functions, such as video communications, that the network was not originally designed to accommodate.

Until recently, traditional telephone companies have avoided the use of packet switched networks for transmitting voice calls due to the potential for poor sound quality attributable to latency issues (delays) and lost packets which can prevent real-time transmission. Recent improvements in packet switch technology, compression and broadband access technologies, as well as improved hardware and provisioning techniques, have significantly improved the quality and usability of packet-switched voice calls.

Historically, packet-switched networks were built mainly for carrying non real-time data, although they are now fully capable of transmitting real time data. The advantages of such networks are their efficiency, flexibility and scalability. Bandwidth is only consumed when needed. Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth, and many terminals can share the same connection to the network. As a result, significantly more traffic can be transmitted over a packet switched network, such as a home network or the Internet, than a circuit-switched telephony network. Packet switching technology allows service providers to converge their traditionally separate voice and data networks and more efficiently utilize their networks by carrying voice, video, facsimile and data traffic over the same network. The improved efficiency of packet switching technology creates network cost savings that can be passed on to the consumer in the form of lower telephony rates.

The growth of the Internet in recent years has proven the scalability of these underlying packet switched networks. As broadband connectivity, including cable modem and digital subscriber line, or DSL, has become more available and less expensive, it is now possible for service providers like us to offer voice and video services that run over these IP networks to businesses and residential consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment costs to these customers and to increase the breadth of features available to our subscribers. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential.

As a result of these growth trends, various service providers, enterprises and consumers are continuing to procure offerings from VoIP providers, including Jinan Yinquan.  Specifically, consumers in emerging markets are increasingly using VoIP-enabled services, such as Internet Protocol, or IP, telephones, to realize significant cost savings on long distance and international calls, while in markets where a significant number of consumers have access to broadband internet services, these consumers are increasingly looking at VoIP as a viable and more affordable substitute for their traditional telecommunications provider.

Accordingly, many of the traditional telecommunications providers are looking to deploy VoIP as a defensive strategy, while cable companies, ISPs and other broadband providers are looking at VoIP service offerings as a way to capture new revenue streams from existing and new customers. These providers have two primary alternative means to develop and deploy VoIP offerings: they can build them in-house; or they can partner with a company like Jinan Yinquan and outsource all or a portion of the effort. Those seeking to offer VoIP service offerings by developing an in-house service must learn a vastly different set of platforms, and integrate several additional components with their existing systems, which requires the development of significant technical expertise and the deployment and management of substantial capital expenditures.

Alternatively, a full service VoIP company, like Jinan Yinquan, can provide these service providers with the ability to outsource their VoIP services, and thereby effectively reduce the upfront and ongoing cost of providing the service, and efficiently reduce the time to market and risks associated with developing and maintaining an in-house VoIP service.

Our Strategy

Different from other VoIP services companies, we enable customers using our VoIP products and services without a PC connection. Our objective is to provide reliable, scalable, and profitable worldwide Internet communication services with unmatched quality.  Our goal is to achieve this objective by delivering innovative technologies and services and balancing the needs of our customers with the needs of our business.  We intend to bring the best possible voice and video products and services, at an affordable price, to either residential or businesses customers and enhance the ways in which these customers communicate with each other, and within the world.

Specific strategies to accomplish this objective include:

•

Focus on our retail VoIP business. From 2005, we began to shift the focus of our sales and marketing efforts to growing the VoIP services for retail customers from the efforts to providing one-off solution services to enterprise customers.  The retail users can enable the Company to generate continuing revenue stream although it will involve more after sales services.  In addition, these customers are more likely to subscribe to our additional services and are less likely to leave the service.

•

Expand our business into whole China region.  As of end of 2006, we have successfully expanded our business into all major cities in Shandong Province of China.  Apart from the efforts to expand intensively our services in the Shandong Province, we are aggressively planning to develop our business in other provinces of China.  We believed that our successful experience and model in Shandong Province can be copied in other cities.  To achieve our final goals, we will adopt following approaches to develop our business: 1) setup branches in other provinces; 2) acquire or merge with other companies already operated in other provinces; 3) co-operate or find agents to expand our business in other provinces.

•

Capitalize on our technological expertise to introduce new products and features. Over the past years, we have developed several core technologies that form the backbone of our voice and video over IP service and which we intend to use to develop product enhancements and future products.  We developed our unique technologies used to provide video and voice service through special devices or software.  As a result, we are able to update the software functionality of our customers' requirements without any third party assistance.

•

Extend our strategic partnership with Major Chinese Telecom Operators.  Currently, we set up partnership with China Tietong, one of the six major telecom operators in China.  Thanking for the strong marketing support from China Tietong, we can expand our business quickly and legally in China.  In future, we will enhance our partnership with China Tietong and seek cooperation opportunities with other major telecom players in China.

•

Develop additional distribution channels. We have established relationships with telephone café, retailers and other distributors of telecommunications products and services. To further accelerate growth of our products and services, we intend to build upon our existing relationships and establish new relationships with distributors, value added resellers and system integrators, other service providers, equipment manufacturers and retailers to make our products more readily available and accessible to potential customers of our services.

Technology

Our NP soft switch IP phone system and its ancillary IP phone billing and management systems were are all proprietarily developed by Jinan Yinquan, and are protected by a software copyright certificate issued by the State Copyright Bureau. The technology has been registered as a software product at Shandong Information Industry Office.

TECHNICAL FEATURES OF THE NP SYSTEM

The NP soft switch IP phone system is based on real-time Internet communication technology and related applications, and uses software to simulate circuit switching. It provides next-generation networks (IPv6 and NGN) call control and connection control functions designed for real time services, and serves as the core of call and control of a next-generation network. The NP system supports many IP phone access protocols, and can organize effectively individual and corporate communications. It boasts excellent capacity and scalability, and can be applied on many kinds of end equipments and accessing modes (including IP mobile phone, PSTN phone, IP fixed phone, soft terminal, WIFI IP phone, and etc.)

TECHNICAL SPECIFICATIONS OF THE NP SYSTEM:

•

Developed based on standard and proprietary protocol suites with sound switching capacity and compatibility;

•

Supports speech, fax, video phone and chat;

•

Is a fully distributed network structure that supports load balance, overload protection, and redundant backup to ensure the high stability and reliability of the system;

•

Function of passing through NAT/Firewall; it can pass through multiple level of NAT to reduce operation cost;

•

Web based configuration and maintenance system and remote web administration system, which realize centralized control and administration to reduce maintenance cost;

•

Supports many kinds of value-added services, and provide scalable ports for new businesses; support unconditional transfer, busy transfer, offline transfer, no-response transfer, call holding/recovering, call park/pickup, call transfer, caller ID display, number change, call restriction, and caller ID blocking;

•

Supports different kinds of internet accessing modes, and can be connected with Cable Modem, xDsl, Fttb+LAN, PPPoE and intranet; prove sound compatibility with different network environment, and support fully Ipv6;

•

Fully opened system structure and interoperability with networks based on different protocols, which ensures a stable platform to support the across-region and across-industry information sharing;

•

Seamless integration with IP PBX, ensuring the provision of various solutions for internal but across-region communication inside companies;

•

IVR function, that supports centralized or distributed call center for corporate users;

•

Remote conference call function, which allows the participant to use any kind of voice communication device, such as fixed phone set, mobile phone, Linktone, and soft switch IP phone;

•

Supports Presence technology; end user can set up his/her own configuration and have others see his/her presence status;

•

Supports interconnections with other kinds of IP phone systems, and even different soft switch system.

SYSTEM STRUCTURE

The NP system consists of an access certification module (AC), soft switch call control module (SCC), billing system (BS), system management configuration (WEB), network management system (NMS) and database system (DBS), and adopts the distributed structure. Based on the number of users, distribution and network environment, soft switch system platforms or relay gateway can be installed anywhere in the world to balance the load. In a region with many network users, it is recommended to install a voice server, so that most data exchange of voice communication can be done locally to avoid cross-regional transmission of voice data. When a network users in different regions wish to communicate, a node server will be used to connect them in order to interconnect the different servers and the sharing of network resources. Different soft switch systems serve as the redundancy for each other. When one soft switch system is down, another one will be appointed to take its position according to the load condition and network status. The node server will send the parameters of the new soft switch server to the terminals, and terminals will register automatically themselves onto the new server. When a relay gateway is down or the network is down, the soft switch system will direct the call to other relay gateway to ensure the normal service.

AC Module

This module checks for equipment registration and calls. It covers the differences between different types of equipment and the deficiency of specific equipment, so that they can be connected easily with one another. The access certification is based on an account number, password and MAC address, and unauthorized users are prohibited from accessing the system. It supports standard signals, and makes sure the network phone set, residential gateway, soft switch and any other network terminal products that are manufactured by most equipment companies can register with and be used in the system, so as to achieve compatibility and communication between different protocols and products. The differences between different products and protocols will be handled by the system. Furthermore, it supports private signals. Private signals adopts TLS transmission layer encryption technology to avoid being intercepted and captured. Only the authorized terminal equipment with built-in private signals can log into the system. The AC module also supports both login and call signals to pass through NAT, and provides accessing and inter-communication functions with different protocol-type equipments under different network environment, so as to realize equipment login and call certifications.

SCC Module

This module is responsible for handling call signals, and providing different kinds of call services and the media flow routing function. Its open design supports standard SIP protocol issued by IETF, and 32 byte encryption key for voice transmission, which means even all RTP packets are captured in the midway, the voice cannot be recovered. Additionally, it supports both server transfer and P2P direct communication. The communication mode can be selected very flexibly according to the network condition of the user, application mode, terminal device, and call mode.

This module is enhanced by private encryption key to protect against any unauthorized copying inside the system even from the administrator.

Billing Module

This module provides certification, billing and management functions to audio and other related value-added service, and by using it, user can choose different payment methods such as pre-payment, afterward payment, and the purchase of call card. The billing module enables multiple levels of management for distributors. Distributors at different levels will be awarded operator hall management functions, operation management model compatible with that of telecom carriers, and alert functions for pre paid call expenses to remind distributors or end users to recharge.

This module records the details of every user’s call, rate, call expense, and expense for value-added service, and account balance. User can check for such details at any time.

This module allows the administrators to set up the call expense rate and value-added service expense rate. Therefore, different charge rates can be applied to different kind of users, such as large distributors, key accounts and special accounts.

It has different kinds of statistics and analysis functions, and therefore can generate statistic reports and analysis tables according to the actual needs.

It can provide powerful management platform to internet bars, including functions such as order processing, call expense adjustment, and statistics functions to meet the billing requirements of the bar owners.

Network Administration Module

The system’s web server will provide real time monitoring functions to cover server status, equipment status and call status inside the soft switch system, provide related statistics information, and meanwhile identify any abnormity in the system.

SYSTEM INNOVATION — PROPRIETARY PROTOCOL SUITE

Large Number of Concurrent Lines

By using proprietary built-in hardware, protocol suite, terminal device, relay gateway, and soft switch system, Jinan Yinquan can use P2P mode to transfer the audio for all kinds of calls (PC2PC, PC2Phone, Phone2PC, Phone2Phone).  During the call, the signals for call holding and call status information will be sent to the soft switch system, which will monitor the calls to all users and send control signals to those users with established calls to ensure call quality. Because the signal is of very limited data volume and thus occupies very limited bandwidth, the network congestion will be effectively avoided. The server is responsible only for processing signals instead of sending audio, which can increase greatly the number of concurrent lines of soft switch system. If Jinan Yinquan’s terminals adopt the equipments based on our proprietary protocol suite, a single system will be able to support 10,000 concurrent lines.

Management Control

Multiple control server domain names have been reserved in terminal devices. When the terminal devices fail in communicating with registration server, such reserved server address will be retrieved automatically. If the connection route fails in meeting the requirements due to poor network quality, you can require to change registration server and connection route to ensure the call quality.

VALUE-ADDED FUNCTIONS

The system supports IM, presence and technologies, No matter whether the terminals of users are busy or idle, the performance of the terminals will not be affected. All operations of the terminals will be transferred as signals to registration server, which will be responsible for processing such data.

Recording

When the user needs to record a call, the system will switch automatically into server transfer mode to save the audio stream. This kind of service will be awarded to the public security department or the police office when needed. The system will automatically cancel the P2P mode.

Encryption

Signal based encryption can prevent others from acquiring user information. Based on the encryption on audio packets, the captured audio packets by an authorized person will not be recovered into audio

Product and services

We have different lines of products or services designed for individual users and enterprise users.  Following products are designed for individual users or small enterprise users:

IP telephone

IP telephone is the hardware that supports the protocol of SIP or H.323. It has all of the same functions of a traditional telephone. It has two Ethernet Interfaces, taking one IP address, with one router. Using the IP telephone does not interfere with internet usage. To satisfy different terminal devices connected with soft switch platform, this kind of equipment can be further classified into the following three series:

•

Only one Ethernet port (10/100M) and one IP address. After having been connected with information socket and configured through web, it can become an end user of soft switch system.

•

Built-in route with more than two Ethernet ports (10/100M). One of them is connected with information socket to occupy one IP address, and the other is connected with hub and used for the accessing of other networking equipments, such as a computer or any other IP phone set.

•

After having been configured through web, it can become an end user of soft switch system.

Analog Gateway: IAD

An Analog gateway connects the soft switch system with the common telephone and converts the traditional telephone into a complete VoIP telephone having access to all of the functions and benefits that are found with using this state of the art technology. It includes following models:

•

One FXS line: It can support one telephone.

•

One line with router: It can connect with one telephone, including a router, we connect its LAN with computer, and so calling will not affect our going to the Internet.

•

Many FXS: 2,4,8,16,32,48, and 64 lines, ect. They can respectively connect with telephones in the same number as them. They are suitable to be used inside buildings and by enterprises.

•

With fleeing interface: It has the interface same as common telephone line’s. We connect the common line with the interface to realize one telephone with two numbers. We can get the calls from soft switch telephones and common telephones. When we call somebody, we can choose to use the low-cost soft switch telephone and common telephone.

Video Telephone

A Video telephone device supports the protocol of SIP or H.323. Along with receiving and making calls, you can see the caller on video as long as the other caller also has this capability.

Softphone

Softphone is the software that supports the protocol of SIP or H.323. Users make calls by using the computer keyboard or soft keyboard to dial, with the same functions as IP telephone. The Softphone user communicates using a computer headset.  Using this function, a user can communicate with any hardware terminal device.

Wifi Phone

WiFi Phone is new product to be introduced by the Company. It is a type of IP phone set that supports both SIP protocol and 802.11 connection, and also an end user device for soft switch platform. Within the coverage scope of 802.11 wireless networks, it has the same functions as IP phone sets, and the differences are network accessing mode and the supports to route functions.  Currently, we have identified several OEM manufactures alternatives in China, who are able to manufacture the wifi phone set.  We are also seeking co-operation opportunity with other wifi router companies.  We are planning to put this kind of product into use in the first half year of 2007.

Following services or products are designed for these median or big size enterprises:

NGN Soft Switch System

The communications technology has been driven by the development of Internet technology all the time. And the prologue of a new round communications technology competition has been kicked off by the new communications technology and instruments which are represented by VoIP. This also expands the competition among telecom operators from areas and users to the communications technologies . VoIP has been the preferred technology for the newcomers in telecom market. The great prospect of VoIP has been embodied in three aspects:

•

The new telecom operators organize the low-cost communication networks of their own with VoIP.

•

The international Internet operators provide the net users with the voice communication services through VoIP.  In a sense, they have partaken the market share from traditional telecom enterprises gradually.

•

A number of large or medium size enterprises start organizing VoIP communication networks of their own, which could lower communication cost as well as expedite information exchange, in order to confront globalize competition among enterprises. According to the analysis from Gartner , due to capital and technology , the application of VoIP is at the very outset, it will reach the peak of its application in 3 to 5 years.

NP PBX

The NPPBX is a small voice-switch platform with powerful functions.  It combined PBX and VoIP advanced technology perfectly, had proposed many kinds of VoIP solutions for the enterprises. These solutions can reduce the communication cost of all large and medium-sized enterprises and government significantly, increase working efficiency at the same time. NPPBX will become an indispensable part for enterprise with popularization. NPPBX has many kinds of function, include: voice mail, computer-telephones, conference call, calling control, CDR, and API etc. It is both IAD and PBX. So, NPPBX is not only the supplement to the traditional PBX, but also the substitute of that.  NP-PBX influences neither the use nor the functions of the original network. Moreover, it creates new network applications, as well as increases the rate of utilization of the inner equipments and resources in the whole enterprise, which reduces its communication cost.  VoIP can realize voice transmission among different areas through IP network.  It is feasible to save a large number of the toll fees, and realize zero calling charge inside the organization.  NPPBX adopts SIP, performs as the voice gatekeeper, voice gateway as well as the traditional voice exchange in one, offering the low-cost voice communication to users as the enterprise, government, financial institution, education department, intelligent building, and hotels, etc.

NPPBX, as the substitute of the traditional PBX, has very obvious comparative advantages to the traditional one. It integrates PSTN and Internet in to one, and saves a large number of management and maintenance cost. It would be more convenient and easier to provide the value-added services through NPPBX.  The single system has a lot of functions, which the traditional one could realize only with many other supplementary equipment. NP PBX is more universal and practice, for it’s easier to use、configure and maintain.  Due to the application of the computer, it’s easier for capacity-expansion of the system and decreasing the fund input. NPPBX is a flexible voice platform with following functions and may lowers the calling charges for the enterprises:

•

Distributing the extensions at your willing: Via the easy understanding configuration interface, anybody that can operate the computer may configure his user’s information easily.  Thus you never need to retain a professional for the maintenance.

•

Auto-telephones and calling group:  After recording the voice prompt according to user’s demands, it’s possible for the caller dialing a certain number to reach the corresponding department. The telephones in this department will ring in turn according to the set order , until someone answers it.  It’s also possible to set an extension to answer the incoming call directly.

•

Voice message (64/256/1024 hours): The caller may leave a voice message in the phone when you are unavailable to reply in time . You may listen the message either by the appointed phone or by other extensions. Besides, the system will send the message to your E-mail, so you may listen it by computer when you outside.

•

Conference call (available for 8/32 lines): It’s easy for you to hold a conference call either through the WEB interface or the extensions.  Not only the registered NP PBX extensions but also the traditional phones can be invited into the conference call. You may invite your staff to enter a conference call of the company through the telephone in hotel room or cell-phone when he is on the business trip.  Whenever, wherever, you may hold your conference call.

•

Register to SIP soft-switch: You may register NPPBX through a VoIP ID to the soft switch platform which supports SIP, in order to make domestic or international toll through the platform.

•

Other functions: NPPBX also has other functions like Call hold、Call transfer、Caller ID、Non-interruption, ect. Users may configure all the functions by dialing the corresponding keys on the phone set.

Call Center

The term “call center” often conjures up images of hundreds of agents working for huge telemarketing conglomerates.  However, that’s simply not the case any more.  Call center systems have progressed to the point that even small companies with as few as 10 agents can get the same powerful call management features as the big players.  Call centers now are increasingly called “contact centers” as they incorporate inquires from web and email sources in addition to phone calls depending on technology.  Call center systems address many facets of your business with features such as instant routing of important customers to the best agents, reduced hold times, more efficient scheduling of employees, and detailed reporting.  Call center is typically applicable for:

•

 Government hot line

•

 Company customer service center, follow-up service center

•

 Integrated information service

•

 Materials circulation/EC

•

 Media interaction

•

 Fax memory transmit

•

 Data inquire center (inquire marks/ electric charge)

•

 Multi-party communication, such as conference call

•

 Enterprise or individual secretary service, voicemail

•

 Telephone direct selling, telephone shopping

•

 Telephone interview survey

•

 Enterprise yellow page service

•

 Against-counterfeit inquire service

Competition

The market for our products and services is increasingly competitive, evolving rapidly and is subject to shifting customer needs and introductions of new products and services. Our current and potential competitors approach the market from different areas of expertise and vary in size and scope with respect to the products and services that they offer or may offer in the future.

We face competition from traditional telephone service providers in China, such as the China Telecom, China Netcom and cable access providers.  These competitors are increasingly integrating enhanced functionalities with their basic services.  Their already existed network and subscribers are their strong competitive advantage.  In addition, their IP card service which offer customer considerable discounts on the long distant calls is our direct competitive service.  These traditional telephone service providers are much bigger than us, but we compete with them by lower price and better services.

We face competition from other VoIP service providers which are competing with telephone service providers. These competitors include Skype, which is offering enhanced services with their basic telephone services.  There are also some Chinese VoIP services providers competing in the whole China market, but they are in small scales.

We face competition from providers of enhanced services and products, such as answering machines, voicemail, Internet call waiting, and virtual telephone numbers for fax or voice communications.

Furthermore, we face competition from Internet service providers such as AOL, MSN, and YAHOO, which are increasingly integrating enhanced functionalities with their basic services.

We compete with all of the above companies for a share of the telecommunications spending of our target market. We differentiate ourselves in the market as follows: 1) we offering lower price and better services to compete with traditional telephone providers; 2) we offering convenient devices and lower prices to compete with IP phone card service; 3) we offering convenient devices and multifunction to compete with Skype and other international VoIP service providers; 4) we offering high quality and multifunction to compete to local VoIP services providers.

We believe that we compete favorably based on these factors. Many of our current and potential competitors, however, have greater name recognition, longer operating histories, larger subscriber bases and significantly greater financial resources than we have. In particular, many of our competitors are large, established network service providers such as China Telecom and China Netcom that are able to market and distribute enhanced communications services within their already large base of subscribers. They may be able to devote greater resources to product development and marketing and sales than we can. As a result, they may be able to respond more quickly to new technologies and changes in customer requirements than we can. Furthermore, other international competitors such as Vonage, Skype may be able to adopt more aggressive pricing policies and offer customers more attractive terms, including potentially providing a competing solution at little or no cost as part of a bundled product offering. We cannot assure you that our current and future competitors will not offer or develop products or services that are superior to ours or achieve greater market acceptance than ours or that we will be able to compete effectively against them.

Suppliers

We outsource the manufacturing of the videophones, broadband phone adapters, business telephones and cordless handsets to third-party manufacturers. We do not have long-term purchase agreements with these contract manufacturers.  We currently reply on China Tietong, a Chinese telecom provider, to switch our VoIP phone calls with traditional phone calls; In addition, we also use the traditional phone numbers allocated by China Tietong, and paying China Tietong the charges for each phone switching by their traditional telephone system.  While we believe that relations with our suppliers are good, there can be no assurance that our suppliers will be able or willing to supply products and services to us in the future. While we believe that we could replace our suppliers if necessary, our ability to provide service to our subscribers would be impacted during this timeframe, and this could have an adverse effect on our business, financial condition and results of operations.

Research and Development

The VoIP market is characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and services and enhancements and features to existing products and services. Our current and future research and development efforts relate to our service offerings and the development of new endpoints for subscribers of our service. Future development will also focus on emerging audio and video telephony standards and protocols, and 802.11 standard and other wireless applications applicable to future wireless telecom. The development of new products and the enhancement of existing products are essential to our success.

We estimate our research and development cost in the 2007 and 2008 will be around US$200,000 per year.

Regulatory

The use of the Internet and private IP networks to provide voice, video and other forms of real-time, two-way communications services is a relatively recent development. Although the provisioning of such services is currently permitted or unregulated within some countries, several other governments have adopted laws and/or regulations that could restrict or prohibit the provisioning of voice communications services over the Internet or private IP networks.  More aggressive domestic or international regulation of the Internet, in general, and Internet telephony providers and services, specifically, may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services.

However, our business is mainly focused on Chinese market.  The Chinese government’s regulations on the VoIP market have following characters:

•

At present, the Chinese government has not given a clear definition to VoIP service, which leads to the regulation absence in VoIP business and the non-presence of clear relevant management policies.

•

As a result, sometimes VoIP services can be considered as telecom services, while sometimes value-added services.  Moreover, it is planed that the VoIP service will be divided into two categories, “Multiparty Communication” and “IP-VPN service”, so that it can be regulated by respective regulations.

•

In future, It is most likely that the regulation and policies in connection with VoIP service will manage the market according to the value-added service attributes, while impose strict criteria on market entering license like telecom business.

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in China and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of December 31, 2006, we had four (4) software copyrights that have issued and a number of software copyrights pending. Our patents expire on dates ranging from 2009 to 2021. We cannot predict whether our pending patent applications will result in issued patents.

To protect our trade secrets and other proprietary information, we require our employees to sign agreements providing for the maintenance of confidentiality and also the assignment of rights to inventions made by them while in our employ. There can be no assurance that our means of protecting our proprietary rights will be adequate or that competition will not independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents.  Our failure to protect our proprietary information could cause our business and operating results to suffer.

We license intellectual property from third parties and incorporate such intellectual property into our services. These relationships are generally non-exclusive and have a limited duration. Moreover, we have certain obligations with respect to non-use and non-disclosure of such intellectual property. We cannot assure you that the steps we have taken to prevent infringement or misappropriation of our intellectual property or the intellectual property of third parties will be successful.

Employees

As of December 31, 2006, we had 51 full-time employees: 16 are in research and development, 20 are in operations and customer care, 10 are in sales and marketing and 5 are in general and administrative functions. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2   DESCRIPTION OF PROPERTY

The Company’s executive office is located in Jinan City, Shandong Province, China.  The address is RM 508, No.786 Xinluo Street, High-Tech Industrial Development Zone, Jinan, China, occupying 900 square meters, under a lease expiring on December 31, 2007, and renewable at the Company’s option.  Lease payments are approximately $16,000 annually.  The Company  is expected to move into the newly purchased office building before the end of 2007. The new building is located in Yi ke Industrial Base at Jinan High-Tech Industrial Development Zone, on the eleventh floor, occupying 2,000 square meters.

ITEM 3.   LEGAL PROCEEDINGS

None

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

-- PART II --

ITEM 5

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

The Company’s stock is assigned the symbol CVDT.OB and is quoted and traded on the OTCBB.

The range of low to high closing prices on the OTCBB is shown in the table below (rounded to the nearest cent).  This information is taken from YAHOO FINANCE.  Readers should note OTCBB quotations are a reflection of inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions. The share prices noted are calculated after applying the forward share split of 1:3.6 that occurred on September 4, 2006.

	Fiscal 2006		Fiscal 2005
Quarter	$ High Closing Price	$ Low Closing Price	$ High Closing Price	$ Low Closing Price

First	0.00	0.00	0.00	0.00
Second	0.00	0.00	0.00	0.00
Third	2.29	0.00	0.00	0.00
Fourth	3.70	2.23	0.00	0.00

Holders of the Company’s Stock

The Company has issued common stock only.  In February, 2006, the total number of holders of record was approximately 9600.

Dividends

None

Securities authorized for issuance under Equity Compensation Plans

Equity compensation plan information as of December 31, 2006

Plan category	Number of securities to be issued to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity compensation plans approved by security holders: None	-	-	-
Equity compensation plans not approved by security holders: None	-	-	-
Total	-	-	-

Recent Sales of Unregistered Securities

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

On September 4, 2006, the Company declared a 3.6:1 forward stock split and issued 16,328,000 new shares of common stock to shareholders.

Purchases of equity securities by the small business issuer and affiliated purchasers

Period or date	Total number of shares purchased. (a)	Average price paid per share. (b)	Total number of shares purchased as part of publicly announced plans or programs. (c)	Maximum number of shares that may yet be purchased under the plans or programs. (d)

September 2006 (from 1 to 30)	11,750,000	$0	0	0

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS or PLAN OF OPERATION

Safe Harbor Declaration

The comments made throughout this 10-KSB report should be read in conjunction with our financial statements and the notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words, "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond the Company’s control. The Company does not undertake to publicly update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company’s discussions regarding the various factors, which affect company business, included in this section and elsewhere in this report.

Plan of Operation

We were originally incorporated in Nevada on October 18, 2004 as a development stage company named “Crawford Lake Mining, Inc.” in the business of mineral exploration.  On August 17, 2006, we entered in an agreement with Jinan Yinquan Technology Co., Ltd., a Chinese registered company.  Upon the effectiveness of the Acquisition, the Company succeeded to the business of Jinan Yinquan, which will be continued as its sole line of business. Accordingly, the Company has changed its name to China VoIP & Digital Telecom Inc. and has also changed its symbol to CVDT.

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

•

We intend to continue with our marketing strategies to market our NPSoft Switch System in the People's Republic of China. We currently offer our products to 17 cities within the Shandong Province and 3 cities within Zhejiang Province.  Furthermore, our NP Soft Switch system is being tested in 2 other markets.

•

Along with the continued marketing activities of our current products and services, we are also developing other telecommunication technologies in order to complement our VOIP product offering.

•

During the next twelve months, the Company expects to roll out new technologies and also expand into new markets within the People's Republic of China.

•

During the next twelve months, the Company is planning to raise additional US$2-5 million cash to expand our business into other cities of China.  The capital will be used to some or all of the following activities: 1) acquisition of other companies running VoIP business in other provinces of China; 2) purchase of new equipment to satisfy increasing region and customer requirements; 3) marketing and general administrative expenses for new launched regions of China.  We may raise such capital through issuing our common stocks or warrants.

Our aggressive expansion plan will be replied on such capital support.  We can not assure the successful result of fund raising.  As such, we may not execute our initial business strategy or plan as expected, and furthermore, our competitors may stand in a better position than us, which results in an adverse effect on our business, although we believe that currently, even without such funds, we can still run a healthy business within our already occupied markets.

Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Senior management has discussed the development and selection of these critical accounting policies and their disclosure in this Report with the Audit Committee of our Board of Directors.  We believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments: revenue recognition; allowance for doubtful accounts; income taxes; stock-based compensation; asset impairment.

Revenue Recognition

In accordance with generally accepted accounting principles ("GAAP") in the United States, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collection of the resulting receivable is reasonably assured. Noted below are brief descriptions of the product or service revenues that the Company recognizes in the financial statements contained herein.

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

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customer's industry as well as general economic conditions, among other factors.

Income taxes

We account for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS 109 prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period.

The Company operates in several countries. As a result, we are subject to numerous domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases: income before taxes, deemed profits and withholding taxes based on revenue. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations.

We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. The tax liabilities are reflected net of realized tax loss carry forwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the contingency has been resolved and the liabilities are no longer necessary.

Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

Asset Impairment

We periodically evaluate the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. We also utilize judgment to determine other factors within fair value analyses, including the applicable discount rate.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company incurred a business combination between the registrant (formerly named Crawford Lake Mining, Inc.) and Jinan Yinquan Technology Co., Ltd., effective August 17, 2006.  Further disclosure of this combination is presented in the notes to the financial statements filed under Item 7 herein.

Results of Operations for the year ended 31 December, 2006

Revenue

Revenues for the year ended December 31, 2006 were $1,449,969 as compared to $990,495 of 2005, an increase of $459,474 or 46%.  This increase in attributed to the expanding acceptance of the Company’s products and services.

Cost of revenue

Cost of revenue for the year ended December 31, 2006 increased to $954,212 from $273,374 for the year ended December 31, 2005, an increase of $680,838 or 249%.  This increase is mainly contributed from the increase in sales of the Company’s products and services.

Gross profit

The gross profit for the year ended December 31, 2006 is $495,757, representing 31% decrease compared to $717,121 for 2005.  The drop in gross margin is mainly attribute to 1) changing of their marketing approach, and 2) some revenue related costs being charged into selling expenses rather than cost of revenue in 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $1,029,167 for the year ended December 31, 2006, from $485,459 in 2005, an increase of $543,708 or 112%.  The increase was mainly contributed to the one-off expense of $812,000 by issuance of 400,000 shares in lieu of reverse-take over expenses, such as legal fee, auditor expenses, SB-2 filing expense, and advisory fee.  In addition, 2006 is the first year the company being a US public company, which caused to incur an increment cost for a public company of $51,349.  Excluding the above two items, the G&A expenses dropped 59% compared to 2005. The decrease was directly attributed to some revenue related costs being charged into selling expenses rather than cost of revenue in 2005.

Interest expenses

Interest expense increased to $4,119 during the year ended December 31, 2006, from $nil as that in 2005.  The increase is contribute a short-term loan facilitate in 2006.

Net loss/income

Net loss in 2006 was $530,338, compared to a net income of $271,929 in 2005. The big drop is mainly due to a one-off expense of $812,000 in connection with the reverse take-over of a US listed vehicle in 2006.

Other comprehensive income

Other comprehensive income in 2006 was $37,252, while was $17,042 in 2005.  It is contributed from the appreciation of Renminbi, the Chinese dominant currency.

Liquidity and Capital Resources

In addition to our working capital on hand, we intend to obtain required capital through a combination of bank loans, and the sale of our equity securities. However, there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or purchase of securities. If we are unable to raise the necessary additional working capital to expand our business, our operations may not grow as fast as competitors in the field and may further have adverse effect on our long-term development.

Operating activities

Cash provided from operating activities were $398,099 during the year ended December 31, 2006 as compared to cash provided from operating activities of $112,698 in 2005.  Cash provided from operating activities consisted of shares issued lieu of expense related to reverse take-over of $812,000, depreciation of $23,439, inventory provision of $19,668, the decrease in accounts receivable of $289,463, and the decrease in advance to suppliers of $94,836; offset by the net loss of $530,338, the increase in inventories of $2,541, an increase in prepaid expenses of $122,143, and decrease in accounts payable, deferred revenue, and accrued and other current liabilities in aggregate amount of $186,285.  Cash provided from operating activities for the year ended December 31, 2005 consisted of net income of $271,929, depreciation and provision of $27,156, and increase of current liabilities totaling amount of $166,728; offset by increases in accounts receivable, inventories, advances to suppliers, prepaid expenses in aggregate amount of $353,115.

Investing activities

Cash flows used in investing activities were $439,624 during the year 2006 as compared to $39,864 for the year ended in 2005.  Cash used in investing activities consisted of purchase of property and equipment.

Financing activities

Cash provided from financing activities consisted of $1,000,000 in proceeds from subscription of common stock in 2006. The cash provided from financing activities in 2005 was $172,512, from increase of the paid in capital of Jinan Yinquan Technology Co., Ltd.

Off Balance Sheet Arrangements

None

ITEM 7.   FINANCIAL STATEMENTS

Financial statements are attached hereto following beginning on Page F-1.

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in promptly alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic reports.

ITEM 8B.  OTHER INFORMATION

None

-- PART III --

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION (16) OF THE EXCHANGE ACT

Identification and Backgrounds of Directors and Officers

Name	Age	Principal Position	Appointment/ Resignation date

Li Kunwu	42	Chairman, CEO	January 1, 2002
Wang Qinghua	46	VP, CTO	August 14, 2001
Xu Yinyi	47	Director	November 26, 2004
Jiang Yanli	40	Director	August 16, 2006

Mr. Li is currently serving as the Chairman of the Company.  Prior to that, Mr. Li was the Financial Director of Shandong Luneng Taishan Football Club Co. Ltd., one of the top 15 Football Club of China, more than 3 years.  He also served as Finance manager or Financial Controller in Shandong Luneng Group and its subsidiaries.  Mr. Li is a CPA in the PRC, with an experience serving as a Financial

Controller in large-scale state-owned enterprises for more than fifteen years. He holds degrees in economics, management/finance, and accounting from Shandong University.

Mr. Wang is serving as the Managing Director and Chief Technology Officer of the Company.  He is also the key founder of the Jinan Yinquan.  Mr. Wang is an expert in the areas of software, system integration, net - work communication, and project management.  Prior to foundation of the Company, Mr. Wang severed as a CEO of Shandong Meigao Electronics Project Co., Ltd.  Mr. Wang also served as Vice President, Senior Engineer and other positions in other IT companies.

Mr. Xu is serving as the Independent Director of the Company.  He is currently the Chairman and CEO of Shanghai Nanzheng Industry Co. Ltd.  He was the CEO of China Southern Security Corporation Qingdao Branch.  Prior to that, he served as CEO of Shandong Luye Group Ltd.  He also served as the Chief Representative of Foreign Trade Section of Jinan Government in Shanghai.

Mr. Jiang serves as an Independent Director of the Company.  He is also the only member of the audit committee of the Company. Mr Jiang has a master's degree in finance management and consultation with more than twenty years of experience. He is currently serving for numerous state and private owned organizations including the commissioner of CPPCC Shandong Province, the vice-chairman of China International Commercial Chamber Qingdao Chamber, executive commissioner of Qingdao Industry & Commerce League, vice-president of Qingdao Professional Manager Association and vice-chairman of Qingdao Internal Audit Association . In 2005, Mr Jiang was honored with the “100 Faithful Stars of China Economy” award for his service to China and its economy.  Mr Jiang has published more than 40 economic and financial thesis and has written articles for newspapers and magazines, including the state, provincial and civic.

Family relationships

None

Involvement in certain legal proceedings

No bankruptcy petition has been filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

No director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No director has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Audit committee financial expert

The Company’s board of directors has determined it has at least one audit committee financial expert serving on its audit committee, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The name of such financial expert is Mr. Jiang Yanli and he is an independent Director.

Safe Harbor

(i) A person who is determined to be an audit committee financial expert will not be deemed an expert for any purpose, including without limitation for purposes of section 11 of the Securities Act of 1933 (15 U.S.C. 77k), as a result of being designated or identified as an audit committee financial expert pursuant to this Item 401 of Regulation S-B.

(ii) The designation or identification of a person as an audit committee financial expert pursuant to this Item 401 of Regulation S-B does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and board of directors in the absence of such designation or identification.

(iii) The designation or identification of a person as an audit committee financial expert pursuant to this Item 401 of Regulation S-B does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) Beneficial Ownership Reporting Compliance, each person who was at any time during the fiscal year, a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to section 12 (“reporting person”) is required to file Forms 3, 4, and 5 on a timely basis, during the most recent fiscal year or prior fiscal years.  Due to lack of knowledge, the relevant beneficial owners did not file on time.  They will file Form 3 and Form 5 shortly.

Code of Ethics

The Company has Standards of Ethical Conduct Policy (“Code of Ethics”) that applies to all employees and directors, including the Chairman, Chief Executive Officer, and Chief Financial Officer. The Code of Ethics is filed as Exhibit 14.1 to this 10-KSB report.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other	Restricted Stock Awards	Securities Underlying Options/ SAR	LTIP Payouts	All other compensation
Li Kunwu	2006	$ 15,000	-	-	-	-	-	-
CEO	2005	$ 15,000	-	-	-	-	-	-
	2004	$ 15,000	-	-	-	-	-	-

Wang Qinghua	2006	$ 14,000	-	-	-	-	-	-
CTO	2005	$ 14,000	-	-	-	-	-	-
	2004	$ 14,000	-	-	-	-	-	-

The Company signed contract with Mr. Li Kunwu for terms of 5 years.  The annual salary is $15,000 annually.

The Company signed contract with Mr. Wang Qinhua for terms of 5 years.  The annual salary is $14,000 annually.

Directors Compensation

Each director are compensated at $3,000 per year annually exclusive of their salary.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following persons are known to be the beneficial owners of more than 5% of the Company’s voting securities, as of December 31, 2006:

Title of class	Name and Address of Beneficial Owner	Number of Shares	Percent of Class

Common stock	Li Kunwu	6,200,000	11.98%
Common stock	Wang Qinghua	6,200,000	11.98%
Common stock	Xu Yinyi	2,880,000	5.56%

Notes:

(1) All persons have their mailing address at the China office’ address: RM 508, No.786 Xinluo Street, High-Tech Industrial Development Zone, Jinan, China

Security ownership of management

The following persons are known to be the beneficial owners of the Company’s voting securities, as of December 31, 2006:

Title of class	Name and Address of Beneficial Owner	Number of Shares	Percent of Class

Common stock	Li Kunwu (CEO and Director)	6,200,000	11.98%
Common stock	Wang Qinghua (CTO and Director)	6,200,000	11.98%
Common stock	Xu Yinyi (Director)	2,880,000	5.56%
Common stock	Jiang Yanli (Director)	200,000	0.39%

Notes:

(1) All persons have their mailing address at the China office’ address: RM 508, No.786 Xinluo Street, High-Tech Industrial Development Zone, Jinan, China

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.  EXHIBITS

Exhibit Number	Note	Description of Document

3.1	(1)	Articles of Incorporation
3.2	(1)	Bylaws
10.1	(2)	Agreement between the Company, Apollo Corporation and Jinan Yinquan Technology Co. Ltd.
14.1	(4)	Code of Ethics
16.1	(3)	Change in Certifying Accountants
21.1	(4)	Subsidiaries of the registrant
24.1	(4)	Power of Attorney (see signature page)
31.1	(4)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1	(4)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(4)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	(4)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________

(1)

Incorporated herein by reference to the registrant’s initial Registration Statement on Form SB-2 (file number 06529334) filed on January 13, 2006.

(2)

Incorporated herein by reference to the registrant’s Current Report on Form 8K (file number 061203975) filed on November 13, 2006.

(3)

Incorporated herein by reference to the registrant’s on Form 8K (file number 061272239) filed on December 12, 2006.

(4)

Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below shows the fees incurred for services provided by the former and current accountants for the current and prior year, for all companies in the group.

	2006	2005
Audit fees (1)	$42,000	3,134
Audit related fees (2)	57,000	-
Tax fees	-	-
Tax related fees	-	-
All other fees	-	-
	$99,000	3,134

(1)

Including Q3’s review fee of US$7,500.

(2)

It is the audit fee for 2005 and 2004 audit before reverse take-over

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            China VoIP & Digital Telecom, Inc

Date:  March 29, 2007

                                 By: /s/ Li Kunwu

                                                --------------------------------

                                                                      Li Kunwu

                                                         Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY

By signing this Form 10-KSB below, I hereby appoint Li Kunwu as my attorney-in-fact to sign all amendments to this Form 10-KSB on my behalf, and to file this Form 10-KSB (including all exhibits and other documents related to the Form 10-KSB) with the Securities and Exchange Commission.  I authorize my attorney-in-fact to (1) appoint a substitute attorney-in-fact for himself, and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorney-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                              China VoIP & Digital Telecom, Inc

Date:  March 29, 2007

By:  /S/ Wang Qinghua

                                                      --------------------------

Wang Qinghua

                                                          Director

Date:  March 29, 2007

By:  /S/ Xu Yinyi

                                                      --------------------------

Xu Yinyi

                                                         Director

Date:  March 29, 2007

By:  /S/ Jiang Yanli

                                                      --------------------------

Jiang Yanli

Director

CHINA VOIP & DIGITAL TELECOM, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

1

Consolidated Balance Sheet as of December 31, 2006

2

Consolidated Statements of Operations for the years ended

December 31, 2006 and 2005

3

Consolidated Statements of Stockholders’ Equity for the years

Ended December 31, 2006 and 2005

4

Consolidated Statements of Cash Flows for the years ended

December 31, 2006 and 2005

5

Notes to the Consolidated Financial Statements

6

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

China VOIP & Digital Telecom, Inc.

We have audited the accompanying consolidated balance sheet of China VOIP & Digital Telecom, Inc. (the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with US generally accepted accounting principles.

/s/ Kabani & Company

Los Angeles, California

March 23, 2007

CHINA VOIP & DIGITAL TELECOM, INC.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31 2006

2006
Assets
Current assets
Cash and cash equivalents	$1,487,816
Inventories, net	82,759
Advance to suppliers	13,181
Loans Receivable	147,290
Due from related parties	85,825
Total Current Assets	1,816,871

Property & Equipment-Net	514,284

Intangible assets	23,939

Total Assets	$2,355,094

Liabilities & Stockholders' Equity
Current liabilities
Accounts payable	3,283
Accrued expenses and other current liabilities	144,573
Due to related parties	10,000
Total Current Liabilities	157,856

Stockholders' Equity
Common Stock, part value $.001 per share, 75,000,000 shares authorized; 51,758,000 shares issued and outstanding	51,758
Additional paid-in-capital	2,146,765
Other comprehensive income	54,303
Statutory Reserves	70,859
Accumulated Deficit	(126,447)
Total Stockholders' Equity	2,197,238

Total Liabilities and Stockholders' equity	$2,355,094

The accompanying notes are an integral part of these consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

NET SALES	$1,449,969	$990,495
COST OF SALES	954,212	273,374
Gross profit	495,757	717,121

Operating Expenses :-
Selling, general and administrative	1,029,167	485,459
Depreciation and amortization	23,439	23,485
Total operating expenses	1,052,606	508,944

Income (Loss) from operations	(556,849)	208,177

Other income (expenses)
Interest income	936	263
Interest expenses	(4,119)	-
Subsidy income	29,856	63,526
Other expenses	(162)	(37)
Total other income	26,511	63,752

Net income (loss)	(530,338)	271,929

Other comprehensive gain (loss)
Foreign currency translation gain	37,252	17,042

Net comprehensive income (loss)	$(493,086)	$288,971

NET PROFIT (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$-0.01	$0.01

WEIGHTED AVERAGE COMMON SHARES	50,931,973	40,000,000
OUTSTANDING - BASIC AND DILUTED

The accompanying notes are an integral part of these consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Shares	Common Stock	Additional Paid in Capital	Statutory Reserves	Other comprehensive income	Accumulated Deficit	Total
Balance December 31, 2004	23,338,372	$241,642	$-	$-	$9	$202,821	$444,472
Contributed Capital	16,661,628	172,512					172,512
Foreign Currency Translation					17,042		17,042
Net income						271,929	271,929
							-
Balance December 31, 2005	40,000,000	414,154	-	-	17,051	474,750	905,955

Recapitalization of Jinan on reverse acquisition	10,858,000	(363,296)	335,665				(27,631)
Issuance of shares for cash	500,000	500	999,500				1,000,000
Issuance of shares for services	400,000	400	811,600				812,000
Foreign Currency Translation					37,252		37,252
Net Loss						(530,338)	(530,338)
Transfer to Statutory Reserve				70,859		(70,859)	-

Balance December 31, 2006	51,758,000	$51,758	$2,146,765	$70,859	$54,303	$(126,447)	$2,197,238

The accompanying notes are an integral part of these consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(530,338)	$271,929
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	23,439	23,485
Reserve for inventory obsolesce	19,668	-
Provision on accounts receivable	-	3,671
Issuance of shares for services	812,000	-
Changes in operating assets and liabilities:
Accounts receivable	289,463	(199,819)
Inventories	(2,541)	(16,308)
Advances to suppliers	94,836	(63,117)
Prepaid expenses and other assets	(122,143)	(73,871)
Accounts payable	(115,518)	74,888
Deferred revenue	(12,765)	12,765
Accrued expenses and other current liabilities	(58,002)	79,075
Total Adjustments	928,437	(159,231)
Net cash provided by operating activities	398,099	112,698

Cash flows from investing activities:
Purchase of property and equipment	(439,624)	(39,864)

Cash flows from financing activities:
Contributed Capital	-	172,512
Proceeds on subscription of common stocks	1,000,000	-
Net cash provided by financing activities	1,000,000	172,512

Foreign currency translation	37,252	17,042
Net increase in cash and cash equivalents	995,727	262,388

Cash and cash equivalents, beginning balance	492,089	229,701

Cash and cash equivalents, ending balance	$1,487,816	$492,089

SUPPLEMENTARY DISCLOSURE:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 –GENERAL

China VOIP & Digital Telecom Inc. (“the Company” or “We”), formerly, Crawford Lake Mining, Inc. acquired on August 17, 2006, all of the outstanding capital stock of Jinan YinQuan Technology Co. Ltd. (“Jinan YinQuan”) in exchange for the issuance of 40,000,000 shares of our common stock to the Jinan Shareholders and $200,000. Such shares are restricted in accordance with Rule 144 of the 1933 Securities Act. In addition, as further consideration for the acquisition, Apollo Corporation, the principal shareholder of the Company, agreed to cancel 11,750,000 post-split shares of its outstanding common stock. Based upon same, Jinan became our wholly-owned subsidiary.

Jinan YinQuan was established in JiNan in the People’s Republic of China (“the PRC”) in 2001.  The exchange of shares with Jinan YinQuan has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of the Jinan YinQuan obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of Jinan YinQuan, with Jinan YinQuan being treated as the continuing entity. The historical financial statements presented are those of Jinan YinQuan. The continuing company has retained December 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

The Company’s principal activities are developing and sales of computer software and hardware, digital video pictures system; developing and sales of computer network and network audio devices, parts, low value consumables and etc (exclusive of the business not obtained the license).  Currently, the Company is focused on the Voice Over Internet Phone (“VOIP”) technology related business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower. As of December 31, 2006, the management made impairment on inventories of $19,668, while as of December 31, 2005, the management determined that there was no need of reserves for inventories.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over useful lives of 5 to 10 years.  The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal.  Any resulting gain or loss is reflected in current operations.  Assets held under capital leases are recorded at the lesser of the present value of the future minimum lease payments or the fair value of the leased property. Expenditures for maintenance and repairs are charged to operations as incurred.

Intangible Assets

The Company evaluates intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2006 and 2005, there were no significant impairments of its long-lived assets used in operations.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments.

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, other payable, tax payable, and related party advances and borrowings.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet date.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

The Company recognizes revenue from telecommunications as services are provided. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2006 and 2005 were insignificant.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.  There were no stock options or warrants issued during the years ended December 31, 2006 and 2005 respectively.

Earnings Per Share (EPS)

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted EPS is not presented as the Company has no potential dilutive shares outstanding.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company is approved as hi-tech software company, the company is completely exempt of income tax for the first 2 years up to December 2007 and is 50% exempt of income tax for the next 3 years pursuant to State Tax notice no. [2003] 82.

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. As per SFAS 131, the company operates in two segments based on nature of products and services : Telecommunocations & Sale of equipments

Recently Issued Accounting Standards

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The company is analyzing the potential accounting treatment.

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

Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity

As of December 31, 2006, the accounts of Jinan Yinquan were maintained and expressed in the Chinese Yuan Renminbi (RMB). The consolidated financial statements of the Company were translated into United States Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. As of December 31, 2006 and 2005, the foreign currency transaction gain is $37,252 and $17,042, respectively.

NOTE 3   PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of China VOIP & Digital Telecom (the “Company”) and its 100% wholly-owned subsidiary Jinan Yinquan Technology Co. Ltd. (“Jinan YinQuan”). All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

For the year ended December 31, 2006, one customer provided 28% of the net revenues and one supplier provided 45% of the cost of sales. For the year ended December 31, 2005, one customer provided 9% of the net revenues and one supplier provided 47% of the cost of sales. There were no balance due from the customers as of December 31, 2006 and 2005, respectively. The accounts payable balances due to the suppliers were $118,482 and $0 at December 31, 2006 and 2005, respectively.

NOTE 5 - ADVANCES TO SUPPLIERS

The Company made prepayments to suppliers to purchase inventory. This amount represents the advances paid by the Company to suppliers of $13,181 at December 31, 2006.

NOTE 6 – LOANS RECEIVABLE

As of December 31, 2006, $147,290 was the loan receivable from two unrelated parties. The loans were unsecured, non-interest bearing and payable on demand.

NOTE 7 - DUE FROM RELATED PARTIES

The due from related party as of December 31, 2006 consists of $85,825 receivable from executive officers of the company. This amount was withdrawn by the officers for Company operations. The amount is due on demand, unsecured and interest free.

 NOTE 8 - PROPERTIES AND EQUIPMENT

The property and equipment as of December 31, 2006 is summarized as follows:

Electronic Equipment	171,609
Vehicles	51,318
Office Equipment	6,591
Construction in progress	307,391
536,909

Less: Accumulated depreciation	(22,625)

Property and equipment, net	$514,284

The depreciation expense for the years ended December 31, 2006 and 2005 was $5,856 and $6,112 respectively.

NOTE 9  INTANGIBLE ASSET

Intangible asset is the two sets of software acquired from third parties.  These sets of software are used for the core technology of the Company’s VOIP business.  It is amortized over 5 years. The intangible assets as of December 31, 2006 are as summarized below:-

Original cost	$88,637
Less: amortization	(64,698)
Intangible asset, net	$23,939

Following is future amortization schedule of the intangible asset:

Amortization

2007	$17,727
2008	6,212
23,939

NOTE 10   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2006 are summarized as follows:

Accrued expenses	$57,708
Accrued staff welfare	10,904
Security deposits	6,123
Tax payables	69,838
Total	$144,573

NOTE 11 DUE TO RELATED PARTY

Due to related party of $10,000 as of December 31, 2006 represents payable to former beneficial owner of Crawford Lake Mining Inc.  This payable is unsecured, non interest bearing and payable on demand.

NOTE 12   EQUITY TRANSACTIONS DURING YEAR ENDED 31 DECEMBER 2006

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

In December 2006, the Company issued 500,000 shares to Leasing Standard Limited for the gross private placement of US$1,000,000, and 400,000 shares to Leasing Standard Limited for consulting service for the SB-2 filing, legal cost, audit cost, and advisory cost of the private placement and reverse-take over procedures.

NOTE 13 STATUTORY RESERVES

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

1.

Making up cumulative prior years' losses, if any;

2.

Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

3.

Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

4.

Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the company has allocated 10% of its net income to surplus in 2006. The amount included in the statutory reserves as of December 31, 2006 amounted to $35,430.

The Company established a reserve for the annual contribution of 10% of net income to the common welfare fund in 2006. The amount included in the statutory reserves as of December 31, 2006 amounted to $35,430.

NOTE 14 SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

On August 17, 2006, the Company acquired 100% of the equity in Jinan YinQuan Technology Co. Ltd. (“Jinan YinQuan”) pursuant to an Agreement by and between Jinan YinQuan and the Company. The former shareholders of Jinan YinQuan received 40,000,000 shares of the Company's commons stock in exchange for all the issued and outstanding shares of Jinan YinQuan. In conjunction with the acquisition, with the following liabilities of the company were assumed by Jinan YinQuan:

Accounts payable	$100
Accrued expenses	17,531
Note payable (Related Party)	10,000
$27,631

These liabilities have been excluded from the statement of cash flows for the year ended December 31, 2006.

NOTE 15 COMMITMENTS

a) Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through December 31, 2006. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law.

The future minimum annual lease payments required under the operating leases are as follows:

Year Ending December	Payments

2007	$16,116

Total future lease payments	$16,116

NOTE 16 SEGMENT REPORTING

The Company has two reportable segments consisting of (1) Equipment Sales and (2) Telecommunications minutes. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.  Unallocated assets and loss from continuing operations are primarily related to general corporate expenses.

The following is information for the Company’s reportable segments for the years ended December 31, 2006 and 2005:

2006	Telecommunication	Equipment	Corporate	Total
Revenue	966,815	483,154		1,449,969
Gross margin	462,942	32,815		495,757
Net Income before taxes	310,968	22,043	(863,349)	(530,338)
Identifiable Assets	1,570,337	784,757		2,355,794
Depreciation and amortization	23,249			23,249
capital expenditure	538,223			538,223

2005	Telecommunication	Equipment	Total
Revenue	965,346	25,149	990,495
Gross margin	716,503	618	717,121
Net Income before taxes	271,695	234	271,929
Identifiable Assets	1,191,427	31,038	1,222,465
Depreciation and amortization	23,485		23,485
capital expenditure	122,038		122,038