Form 10QSB
period 2007-03-31
China VoIP & Digital Telecom Inc.
filed 2007-05-17
CIK 1337615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

¢   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 2007

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

Common Stock:  par value of $0.001; 51,758,000 shares issued and outstanding on May 14, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

CHINA VOIP & DIGITAL TELECOM INC.

FORM 10-QSB

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CHINA VOIP & DIGITAL TELECOM, INC.
CONSOLIDATED BALANCE SHEET

March 31, 2007
Unaudited
Assets
Current assets
Cash and cash equivalents	$1,077,746
Accounts receivable, net	72,728
Inventories, net of reserve for obsolescence	175,847
Advance to suppliers	233,029
Other current assets	48,412
Total Current Assets	1,607,762

Property & Equipment-Net	912,966

Intangible assets, Net	19,621

Total Assets	$2,540,349

Liabilities & Stockholders' Equity
Current liabilities
Accounts payable	39,844
Accrued expenses and other current liabilities	151,737
Due to related parties	10,000
Total Current Liabilities	201,581

Stockholders' Equity
Common Stock, part value $.001 per share, 75,000,000 shares authorized; 51,758,000 shares issued and outstanding	51,758
Additional paid-in-capital	2,146,765
Other comprehensive income	61,785
Statutory Reserves	99,415
Accumulated Deficit	(20,955)
Total Stockholders' Equity	2,338,768

Total Liabilities and Stockholders' equity	$2,540,349

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

	2007	2006
	Unaudited	Unaudited

NET REVENUE	$988,134	$234,238
COST OF REVENUE	770,424	48,979
Gross profit	217,710	185,259

Operating Expenses :-
Selling, general and administrative	79,681	27,476
Depreciation and amortization	14,459	5,631
Total operating expenses	94,140	33,107

Income from operations	123,570	152,152

Other income (expenses)
Interest income	3,024	74
Subsidy income	7,519	17,580
Other expenses	(64)	(6)
Total other income	10,479	17,648

Net income	134,049	169,800

Other comprehensive gain
Foreign currency translation gain	7,482	4,382

Net comprehensive income	$141,531	$174,182

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	51,758,000	40,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

	2007	2006
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$134,049	$169,800
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	14,459	5,631
Changes in current assets and liabilities:	-
Accounts receivable	(72,442)	(68,761)
Inventories	(92,001)	(12,553)
Advances to suppliers	(218,871)	10,854
Prepaid expenses and other assets	186,012	30,750
Accounts payable	36,417	(111,459)
Deferred revenue	-	(6,079)
Accrued expenses and other current liabilities	6,285	(133,383)
Total Adjustments	(140,141)	(285,000)
Net cash used by operating activities	(6,092)	(115,200)

Cash flows from investing activities:
Purchase of property and equipment	(402,582)	(262,445)

Effect of foreign currency translation	(1,396)	1,176

Net decrease in cash and cash equivalents	(410,070)	(376,469)

Cash and cash equivalents, beginning balance	1,487,816	492,089

Cash and cash equivalents, ending balance	$1,077,746	$115,620

SUPPLEMENTARY DISCLOSURE:

Interest paid	$-	$-

Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ended March 31, 2007

(Unaudited)

NOTE 1 GENERAL

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007

Use of Estimates

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower. As of March 31, 2007, the reserve for obsolenscence was $19,840.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. As per SFAS 131, the company operates in two segments based on nature of products and services: Telecommunocations & Sale of equipments

Recently Issued Accounting Standards

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

A brief description of the provisions of this Statement

●

The date that adoption is required

●

The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

●

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

Foreign Currency Translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity

As of March 31, 2007, the accounts of Jinan Yinquan were maintained and expressed in the Chinese Yuan Renminbi (RMB). The consolidated financial statements of the Company were translated into United States Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. For the three months ended March 31, 2007 and 2006, the foreign currency transaction gain is $7,482 and $4,382 respectively.

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

For the three months ended March 31, 2007, one customer provided 10% of the net revenues and one supplier provided 89% of the cost of sales.  The balance receivable as of March 31, 2007 from this customer was $0. The balance payable to the supplier as of March 31, 2007 was $0.

For the three months ended March 31, 2006, one customer provided 37% of the net revenues and one supplier provided 66% of the cost of sales.  The balance receivable as of March 31, 2006 from this customer was $91,473. The balance payable to the supplier as of March 31, 2006 was $0.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents as the same is not covered by insurance.

NOTE 5 ADVANCES TO SUPPLIERS

The Company made prepayments to suppliers to purchase inventory or equipment. This amount represents the advances paid by the Company to suppliers of $233,029 at March 31, 2007.

NOTE 6 – OTHER CURRENT ASSETS

As of March 31, 2007, the other current assets comprise of the following :-

Loans receivable (unsecured, non-interest bearing and payable on demand)	12,918
Advances to Staff	35,494

Total	48,412

NOTE 7  PROPERTIES AND EOUIPMENT

The balances of Company property and equipment as of March 31, 2007 are summarized as follows:

Electronic Equipment	441,955
Vehicles	82,126
Office Equipment	8,252
Construction in progress	413,445
945,778

Less: Accumulated depreciation	(32,812)

Property and equipment, net	$912,966

The depreciation expense for the three months ended March 31, 2007 and 2006 was $9,949 and $5,631 respectively.

NOTE 8  INTANGIBLE ASSET

Intangible asset is one set of software acquired from third parties. This set of software is used for the core technology of the Company’s VOIP business.  It is amortized over 5 years.

2007

Original cost	$88,637
Less: amortization	(69,016)
Intangible asset, net	$19,621

Amortization for the next 5 years is as follows :-

2007	$13,420
2008	6,201
19,621

The amortization expense for the three months ended March 31, 2007 and 2006 was $4,510 and $4,350 respectively.

NOTE 9   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2007 are summarized as follows:

2007

Accrued expenses	$33,750
Accrued staff welfare	10,085
Security deposits	12,970
Tax payables	94,932
Total	$151,737

NOTE 10 DUE TO RELATED PARTY

Due to related party of $10,000 as of March 31, 2007 represents payable to former beneficial owner of Crawford Lake Mining Inc.  This payable is unsecured, non interest bearing and payable on demand.

NOTE 11 COMMITMENTS

a) Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through March 31, 2007. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law.

The future minimum annual lease payments required under the operating leases are as follows:

Year ending December	Payments

2007	$12,087

NOTE 12 SEGMENT REPORTING

The Company has two reportable segments consisting of (1) Equipment Sales and (2) Telecommunications minutes. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.  Unallocated assets and loss from continuing operations are primarily related to general corporate expenses.

The following is information for the Company’s reportable segments for the three months ended March 31, 2007 and 2006:

2007	Telecommunication	Equipment	Corporate	Total
Revenue	882,194	105,940		988,134
Gross margin	189,983	27,727		217,710
Net Income before taxes	137,198	20,023	(23,172)	134,049
Identifiable Assets	2,216,817	323,532		2,540,349
Depreciation and amortization	14,459			14,459
capital expenditure	402,582			402,582

2006	Telecommunication	Equipment	Corporate	Total
Revenue	206,912	27,325		234,238
Gross margin	172,581	12,678		185,259
Net Income before taxes	158,180	11,620		169,800
Identifiable Assets	1,012,715	133,746		1,146,461
Depreciation and amortization	5,631			5,631
capital expenditure	262,445			262,445

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

In accordance with the Chinese Company Law, the company has allocated 10% of its net income to surplus as of March 31, 2007. The amount included in the statutory reserves as of March 31, 2007 amounted to $49,707.

The Company established a reserve for the annual contribution of 10% of net income to the common welfare fund as of March 31, 2007. The amount included in the statutory reserves as of March 31, 2007 amounted to $49,708.

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

●

We intend to continue with our marketing strategies to market our NPSoft Switch System in the People's Republic of China. We currently offer our products to 17 cities within the Shandong Province and 3 cities within Zhejiang Province.  Furthermore, our NP Soft Switch system is being tested in 2 other markets.

●

Along with the continued marketing activities of our current products and services, we are also developing other telecommunication technologies in order to complement our VOIP product offering.

●

During the next twelve months, the Company expects to roll out new technologies and also expand into new markets within the People's Republic of China.

●

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

Results of Operations for the Three Month Period Ended March 31, 2007

During the three months ended March 31, 2007, we earned $988,134 in revenues as compared to $234,238 during the same period ended in 2006, an increase of $753,896 or 321.9%.  The sharp increase of revenue is mainly contributed to more acceptances of our products and services.  In addition, with the fund support, we are able to expand to more geographic areas.

Cost of sales increased to $770,424 during the three months ended March 31, 2007 from $48,979 during the period ended March 31, 2006, an increase of $721,445 or 1,473%.  The increase is mainly due to the increase of actual dialing time for all customers.

The gross profit increase from $185,219 during the three months ended March 31, 2006 to $217,710 in the same period of 2007.  The increase is due to the increase of revenue.  However, the gross margin dropped from 79% to 22% during the three months ended March 31, 2006.  It is mainly due to the reason that the Company recorded net revenue of $161,792 in the three months ended March 31, 2006 due to one-off VoIP service to certain enterprise customers while the relevant cost had been recorded in the previous periods.  The short-coming of this kind of service is not continuing service.  As a result, the Company seldom provides such services currently, while provides continuing business to individual customers.

Selling, general and administrative expenses were $79,681 during the three month period ended March 31, 2007 as compared to $27,476 for the same period ended in 2006, an increase of $52,205 or 190%.  This increase is primarily due to an increase in marketing activities to further promote the Company’s products and services.  Additionally, $23,172 expenses related to a public company are incurred during the 3 months ended March 31, 2007.

Depreciation and amortization expenses increased by 157% to $14,459 during the three months ended March 31, 2007 as compared to the same period in 2006.  The incrase is mainly attributed to the increase of equipments used for current business and future expansion purposes.

Net gain recorded $134,049 during the three months ended March 31, 2007, representing a 21.1% decrease as compared to $169,800 during the same period of 2006.  The decrease of net profit is mainly due to the increase of selling, general and administrative expenses and a one-off net revenue recorded in the three months ended March 31, 2007.

Liquidity and Capital Resources

Cash used in operating activities were $6,092 during the three months ended March 31, 2007 as compared to cash used in operating activities of $115,199 for the same period ended in 2006.  Cash used in operating activities mainly consisted of net income of $134,049, decrease of prepaid and other current assets of $186,012, depreciation and amortization of $14,459, increase of accounts payable and other current liabilities of $42,702, partially offset by an increase in accounts receivable, an increase in inventories, an increase in advances to suppliers of $383,314.  Cash used in operating activities for the three months ended March 31, 2006 mainly resulted from net income of $169,800, depreciation and amortization of $5,631, decrease of advance to supplier and prepaid expenses of $41,604, partially offset by increases in accounts receivable and inventories of $81,314, and decrease of accounts payable, deferred revenue and other current liabilities of $250,921.

Cash flows used in investing activities were $402,582 for the three month period ended March 31, 2007 as compared to $262,445 for the same period ended in 2006.  Cash used in investing activities consisted of purchase of property and equipment.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on March 31, 2007.  This evaluation was conducted by our chief executive officer and our principal accounting officer, Mr. Li Kunwu.

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

None

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

DATED:  May 18, 2007

China VoIP & Digital Telecom Inc.

------------------------------

Li Kunwu, President