Form 10QSB
period 2007-06-30
China VoIP & Digital Telecom Inc.
filed 2007-08-14
CIK 1337615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

¢   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 2007

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

+86 531 8702 7114

 (Issuer's telephone number)

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

Common Stock:  par value of $0.001; 51,758,000 shares issued and outstanding on July 14, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

CHINA VOIP & DIGITAL TELECOM INC.

FORM 10-QSB

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CHINA VOIP & DIGITAL TELECOM, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
UNAUDITED

June 30, 2007
Assets
Current assets
Cash and cash equivalents	$724,251
Accounts receivable, net	312,903
Inventories, net	142,519
Advance to suppliers	420,819
Other Current Assets	64,129
Total current assets	1,664,621

Property & equipment, net	1,054,196

Intangible assets	15,323

Total assets	$2,734,140

Liabilities & Stockholders' Equity
Current liabilities
Accounts payable	$3,284
Accrued expenses and other current liabilities	217,582
Due to related parties	10,000
Total current liabilities	230,866

Stockholders' Equity
Common Stock, part value $.001 per share, 75,000,000 shares authorized; 51,758,000 shares issued and outstanding	51,758
Additional paid-in-capital	2,146,765
Other comprehensive income	68,176
Statutory Reserves	130,974
Retained Earnings	105,601
Total stockholders' equity	2,503,274

Total liabilities and stockholders' equity	$2,734,140

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
UNAUDITED

	Three month periods ended		Six month periods ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue, net	$1,267,867	$503,035	$2,256,001	737,273
Cost of revenue	1,019,038	436,016	1,789,462	484,995
Gross profit	248,829	67,019	466,539	252,278

Operating Expenses
Selling, general and administrative	94,640	37,442	174,321	64,918
Depreciation and amortization	30,262	5,380	44,721	11,011
Total operating expenses	124,902	42,822	219,042	75,929

Income from operations	123,927	24,197	247,497	176,349

Other income (expenses)
Interest income	162	197	3,186	271
Interest expenses	-	(1,003)	-	(1,003)
Subsidy income	3,988	543	11,507	18,123
Other expenses	(20)	(101)	(84)	(107)
Total other income (expenses)	4,130	(364)	14,609	17,284

Net income	128,057	23,833	262,106	193,633

Other comprehensive gain
Foreign currency translation gain	6,391	4,974	13,873	9,356

Net comprehensive income	$134,448	$28,807	$275,979	$202,989

EARNING PER COMMON SHARE - BASIC AND DILUTED	$0.00	$0.00	$0.01	0.01

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	51,758,000	40,000,000	51,758,000	40,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC AND SUBSIDIARY
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
UNAUDITED

	2007	2006

Cash flows from operating activities:
Net income	$262,106	$193,633
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	44,721	11,011
Reserve for inventory obsolesce	-	-
Provision on accounts receivable	-
Issuance of shares for services	-	-
Changes in operating assets and liabilities:
Accounts receivable	(308,644)	(77,133)
Inventories	(56,978)	(134,927)
Advances to suppliers	(401,777)	(11,592)
Prepaid expenses and other assets	172,093	(24,467)
Accounts payable	-	180
Deferred revenue	-	26,814
Accrued expenses and other current liabilities	69,538	(119,695)
Total Adjustments	(481,047)	(329,809)
Net cash used in operating activities	(218,941)	(136,176)

Cash flows from investing activities:
Purchase of property and equipment	(555,982)	(265,329)
Net cash used in operating activities	(555,982)	(265,329)

Cash flows from financing activities
Proceeds on short term loan	-	125,069

Effect of Foreign currency translation	11,358	9,356

Net decrease in cash and cash equivalents	(763,565)	(267,080)

Cash and cash equivalents, beginning balance	1,487,816	492,089

Cash and cash equivalents, ending balance	$724,251	$225,009

SUPPLEMENTARY DISCLOSURE:

Interest paid	$-	$1,003

Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC  AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three month and six month periods ended June 30, 2007 and 2006

(Unaudited)

NOTE 1

GENERAL

China VOIP & Digital Telecom Inc. (“the Company” or “We”), formerly, Crawford Lake Mining, Inc. acquired on August 17, 2006, all of the outstanding capital stock of Jinan YinQuan Technology Co. Ltd. (“Jinan YinQuan”) in exchange for the issuance of 40,000,000 shares of our common stock to the Jinan Shareholders and $200,000. Such shares are restricted in accordance with Rule 144 of the 1933 Securities Act. In addition, as further consideration for the acquisition, Apollo Corporation, the principal shareholder of the Company, agreed to cancel 11,750,000 post-split shares of its outstanding common stock. Based upon same, Jinan YinQuan became our wholly-owned subsidiary.

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

 NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. Operating results for the three month and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower. As of June 30, 2007, the reserve for obsolenscence was $20,142.

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

Foreign Currency Translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity

As of June 30, 2007, the accounts of Jinan Yinquan were maintained and expressed in the Chinese Yuan Renminbi (CNY). The consolidated financial statements of the Company were translated into United States Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. For the six months ended June 30, 2007 and 2006, the foreign currency translation gain is $13,873 and $9,356 respectively. The accumulated comprehensive foreign currency translation gain amounted to $68,176 as on June 30, 2007.

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

NOTE 4   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company's business may be influenced by change s in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

For the six months ended June 30, 2007, one customer provided 11% of the net revenues and one supplier provided 80% of the cost of sales.  The balance receivable as of June 30, 2007 from this customer was $288,532. The balance advanced to the supplier as of June 30, 2007 was $153,469.

For the six months ended June 30, 2006, one customer provided 55% of the net revenues and one supplier provided 80% of the cost of sales.  The balance receivable as of June 30, 2006 from this customer was $50,028. The balance payable to the supplier as of June 30, 2006 was $0.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents as the same is not covered by insurance.

NOTE 5   ADVANCES TO SUPPLIERS

The Company made prepayments to suppliers to purchase inventory, equipment or services. This amount represents the advances paid by the Company to suppliers of $420,819 at June 30, 2007.

NOTE 6   OTHER CURRENT ASSETS

As of June 30, 2007, the other current assets comprise of the following:

Loans receivable (unsecured, non-interest bearing and payable on demand)	20,715
Advances to Staff	43,414

Total	64,129

NOTE 7   PROPERTIES AND EOUIPMENT

The balances of Company property and equipment as of June 30, 2007 are summarized as follows:

Electronic Equipment	598,197
Vehicles	86,011
Office Equipment	9,563
Construction in progress	419,740
1,113,511

Less: Accumulated depreciation	(59,315)

Property and equipment, net	$1,054,196

The depreciation expense for the six months ended June 30, 2007 and 2006 was $35,652 and $2,273 respectively. The depreciation expense for the three months ended June 30, 2007 and 2006 was $25,728 and $1,011 respectively.

NOTE 8   INTANGIBLE ASSET

Intangible asset comprised of a software acquired from third parties. This set of software is used for the core technology of the Company’s VOIP business.  It is amortized over 5 years.

2007

Original cost	$91,937
Less: amortization	(76,614)
Intangible asset, net	$15,323

Amortization for the next 5 years is as follows :-

2007	$9,069
2008	6,254
$15,323

The amortization expense for the six months ended June 30, 2007 and 2006 was $9,069 and $8,738 respectively. The amortization expense for the three month periods ended June 30, 2007 and 2006 was $4,534 and $4,369 respectively.

NOTE 9   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2007 are summarized as follows:

2007

Accrued audit fee	$18,250
Accrued staff welfare	10,157
Security deposits	41,949
Tax payables	137,976
Other	9,250
Total	$217,582

NOTE 10   DUE TO RELATED PARTY

Due to related party of $10,000 as of June 30, 2007 represents payable to former beneficial owner of Crawford Lake Mining Inc.  This payable is unsecured, non interest bearing and payable on demand.

NOTE 11   COMMITMENTS

a) Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through June 30, 2007. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law.  The Company rent the offices on month-to-month basis started from July 2007.

NOTE 12   SEGMENT REPORTING

The Company has two reportable segments consisting of (1) Equipment Sales and (2) Telecommunications minutes. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.  Unallocated assets and loss from continuing operations are primarily related to general corporate expenses.

The following is information for the Company’s reportable segments for the six months ended June 30, 2007 and 2006:

2007	Telecommunication	Equipment	Corporate	Total
Revenue	2,012,748	243,253		2,256,001
Gross margin	444,310	22,229		466,539
Net Income before taxes	286,252	14,321	(38,467)	262,106
Identifiable Assets	2,445,608	288,532		2,734,140
Depreciation and amortization	44,721			44,721
capital expenditure	555,982			555,982

2006	Telecommunication	Equipment	Corporate	Total
Revenue	324,761	407,512		732,273
Gross margin	220,358	31,920		252,278
Net Income before taxes	169,133	24,500		193,633
Identifiable Assets	1,273,583	184,239		1,457,822
Depreciation and amortization	11,011			11,011
capital expenditure	265,329			265,329

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

In accordance with the Chinese Company Law, the company has allocated 10% of its net income to surplus as of June 30, 2007. The amount included in the statutory reserves as of June 30, 2007 amounted to $65,487.

The Company established a reserve for the annual contribution of 10% of net income to the common welfare fund as of June 30, 2007. The amount included in the statutory reserves as of June 30, 2007 amounted to $65,487.

NOTE 14   SUBSEQUENT EVENT

On July16, 2007, the Registrant signed a term sheet with Downshire Capital Inc. to raise $3 million fund by issuance of 3.2 million shares of common stock of the Registrant to Downshire Capital Inc. or its assigned parties.

Pursuant to the term sheet, on July 18, 2007, the Company issued 1.2 million shares to Downshire Capital Inc. and its assigned parties as first installment. The remainder 2 million shares will be issued to Downshire Capital Inc. and its assigned parties after $3 million USD received by August 15, 2007. According to the term sheet, if Downshire Capital Inc. is not able to fund the Company by August 15, 2007, Downshire Capital and its designed investors need to return the 1.2 million shares and the Registrant will cancel it accordingly.

The transaction has not completed yet till date.

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

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

●

We intend to continue with our marketing strategies to market our NPSoft Switch System in the People's Republic of China. We currently offer our products to 17 cities within the Shandong Province, 3 cities within Zhejiang Province and 1 city in Anhui Province.  Furthermore, our NP Soft Switch system is being tested in 2 other markets.

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

Results of Operations for the Three Month Period Ended June 30, 2007

During the three months ended June 30, 2007, we earned $1,267,867 in revenues as compared to $503,035 during the same period ended in 2006, an increase of $764,832 or 152%.  The sharp increase of revenue is mainly contributed to more acceptances of our products and services.  In addition, with the fund support, we are able to expand to more geographic areas.

Cost of sales increased to $1,019,038 during the three months ended June 30, 2007 from $436,016 during the period ended June 30, 2006, an increase of $583,022 or 134%.  The increase is mainly due to the increase of actual dialing time for all customers.

The gross profit increase from $67,019 during the three months ended June 30, 2006 to $248,829 in the same period of 2007.  The increase is due to the increase of revenue.  However, the gross margin increased from 13% to 20% during the three months ended June 30, 2006.  It is mainly due to the reason that the Company recorded revenue of $380,187 in the three months ended June 30, 2006 with gross margin of 5%.

Selling, general and administrative expenses were $94,640 during the three month period ended June 30, 2007 as compared to $37,442 for the same period ended in 2006, an increase of $57,198 or 152%.  This increase is primarily due to an increase in marketing activities to further promote the Company’s products and services.  Additionally, $30,295 expenses related to a public company are incurred during the 3 months ended June 30, 2007.

Depreciation and amortization expenses increased by 462% to $30,262 during the three months ended June 30, 2007 as compared to the same period in 2006.  The incrase is mainly attributed to the increase of equipments used for current business and future expansion purposes.

Net gain recorded $128,057 during the three months ended June 30, 2007, representing a 437% or $104,224 increase as compared to $23,833 during the same period of 2006.  The increase of net profit is mainly due to the increase of gross profit netting-off the increase of expenses recorded in the three months ended June 30, 2007.

Net comprehensive gain recorded $164,505 during the three months ended June 30, 2007, which is $135,698 or 471% increase as compared to $28,807 during the same period of 2006.  The net comprehensive gain during the three months ended June 30, 2007 included $36,448 of foreign currency translation gain.

Results of Operations for the Six Month Period Ended June 30, 2007

During the six months ended June 30, 2007, we recorded revenue of $2,256,001 as compared to $737,273 during the same period ended in 2006, an increase of $1,518,728 or 206%.  The sharp increase of revenue is mainly contributed to more acceptances of our products and services.  In addition, with the fund support, we are able to expand to more geographic areas.

Cost of sales increased to $1,789,462 during the six months ended June 30, 2007 from $484,995 during the period ended June 30, 2006, an increase of $1,304,467 or 269%.  The increase is mainly due to the increase of actual dialing time for all customers which are general in line with the increase of revenue.

The gross profit increase from $252,278 during the six months ended June 30, 2006 to $466,539 in the same period of 2007.  The increase is due to the increase of revenue.  However, the gross margin dropped from 34% to 21% during the six months ended June 30, 2007.   It is mainly due to one-off VoIP service, which was related to software service, had relatively high gross margin compared to phone call services.

Selling, general and administrative expenses were $174,321 during the six month period ended June 30, 2007 as compared to $64,918 for the same period ended in 2006, an increase of $109,403 or 169% This increase is primarily due to an increase in marketing activities to further promote the Company’s products and services.  Additionally, $38,467 expenses related to a public company are incurred during the 6 months ended June 30, 2007.

Depreciation and amortization expenses increased by 306% or $33,710 to $44,721 during the six months ended June 30, 2007 as compared to the same period in 2006.  The incrase is mainly attributed to the increase of equipments used for current business and future expansion purposes.

Net gain recorded $262,106 during the six months ended June 30, 2007, representing a 35% or $68,473 increase as compared to $193,633 during the same period of 2006.  The increase of net profit is mainly due to the increase of gross profit netting-off the increase of expenses recorded in the six months ended June 30, 2007.

Net comprehensive gain recorded $306,036 during the six months ended June 30, 2007, which is $103,047 or 51% increase as compared to $202,989 during the same period of 2006.  The net comprehensive gain during the six months ended June 30, 2007 included $43,930 of foreign currency translation gain.

16

Liquidity and Capital Resources

Cash used in operating activities were $218,941 during the six months ended June 30, 2007 as compared to cash used in operating activities of $136,176 for the same period ended in 2006.  Cash used in operating activities mainly consisted of net income of $262,106, decrease of prepaid and other current assets of $172,093, depreciation and amortization of $44,721, increase of accounts payable and other current liabilities of $69,538, partially offset by an increase in accounts receivable, an increase in inventories, an increase in advances to suppliers of $767,399.  Cash used in operating activities for the six months ended June 30, 2006 mainly resulted from net income of $193,633, depreciation and amortization of $11,011, increase of accounts payable and deferred revenue of $26,994 partially offset by increases in accounts receivable, inventories, advance to suppliers and other current assets of $248,119, and decrease of other current liabilities of $119,695.

Cash flows used in investing activities were $555,982 for the six month period ended June 30, 2007 as compared to $265,369 for the same period ended in 2006.  Cash used in investing activities consisted of purchase of property and equipment.

Cash flows provided by financing activities were $0 for the six month period ended June 30, 2007 as compared to $125,069 for the same period ended in 2006.  Cash provided by financing activities represented the proceeds on short term loans.

Foreign currency tranlation were $11,358 for the six month period ended June 30, 2007 as compared to $9,356 for the same period ended in 2006.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on June 30, 2007.  This evaluation was conducted by our chief executive officer and our principal accounting officer, Mr. Li Kunwu.

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

DATED:  August 12, 2007

China VoIP & Digital Telecom Inc.

------------------------------

Li Kunwu, President