Form 10QSB
period 2007-09-30
China VoIP & Digital Telecom Inc.
filed 2007-11-14
CIK 1337615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

¢   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    SEPTEMBER 30, 2007

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Common Stock:  par value of $0.001; 52,958,000 shares issued and 51,758,000 shares outstanding on November 14, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

CHINA VOIP & DIGITAL TELECOM INC.

FORM 10-QSB

i

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
September 30, 2007

Assets
Current Assets
Cash and cash equivalents	$828,258
Accounts receivable	322,210
Inventories, net	195,574
Advance to suppliers	686,862
Loan receivables	143,663
Other current assets	112,280
Total Current Assets	2,288,847

Property & Equipment – net	1,465,641

Intangible Assets – net	10,879

Total Assets	$3,765,367

Liabilities & Stockholders' Equity
Current Liabilities
Short-term loan	$266,042
Accrued expenses and other current liabilities	346,851
Due to related party	10,000
Total Current Liabilities	622,893

Stockholders' Equity
Common Stock, part value $.001 per share, 75,000,000 shares authorized; 52,958,000 shares issued and 51,758,000 shares outstanding	52,958
Additional paid-in-capital	3,357,565
Shares to be cancelled	(1,212,000)
Other comprehensive income	144,662
Statutory reserves	192,808
Retained earnings	606,482
Total Stockholders' Equity	3,142,475

Total Liabilities and Stockholders' equity	$3,765,367

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three month periods ended		Nine month periods ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$1,899,854	$152,329	$4,155,855	$889,602
Cost of sales	1,175,312	94,633	2,964,774	579,628
Gross profit	724,542	57,696	1,191,081	309,974

Operating expenses
Selling, general and administrative	116,266	68,922	290,587	133,840
Depreciation and amortization	42,308	5,848	87,029	16,859
Total operating expenses	158,574	74,770	377,616	150,699

Income (Loss) from operations	565,968	(17,074)	813,465	159,275

Other income (expenses)
Interest income	10,569	103	13,755	374
Interest expenses	-	(1,535)	-	(2,538)
Subsidy income	16,236	33	27,743	18,156
Other expenses	(1)	(53)	(85)	(162)
Total other income (loss)	26,804	(1,452)	41,413	15,830

Net income (loss)	592,772	(18,526)	854,878	175,105

Other comprehensive gain
Foreign currency translation gain	76,486	11,725	90,359	21,081

Net comprehensive income (loss)	$669,258	$(6,801)	$945,237	$196,186

Net earnings per common shares outstanding – basic and diluted	$0.01	$0.00	$0.02	$0.00

Weighted average common shares outstanding – basic and diluted	52,088,882	45,310,978	52,088,882	41,789,780

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC AND SUBSIDIARY
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net income	$8454,878	$175,105
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	87,029	16,859
Changes in operating assets and liabilities:	-
Accounts receivable	(318,854)	(21,935)
Inventories	(107,352)	(33,542)
Advances to suppliers	(659,300)	56,725
Loan receivables and other current assets	(13,930)	(205,941)
Accounts payable	-	98,809
Deferred revenue	-	323
Accrued expenses and other current liabilities	185,378	(20,801)
Total Adjustments	(827,029)	(109,503)
Net cash provided by operating activities	27,849	65,602

Cash flows from investing activities:
Purchase of property and equipment	(985,580)	(360,132)

Cash flows from financing activities:
Proceeds on short-term loan	260,561	126,443

Foreign currency translation	37,612	21,082

Net increase in cash and cash equivalents	(659,558)	(147,005)

Cash and cash equivalents, beginning balance	1,487,816	492,089

Cash and cash equivalents, ending balance	$828,258	$345,084

SUPPLEMENTARY DISCLOSURE:

Interest paid	$-	$1,003
Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. Operating results for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.  As of September 30, 2007, the reserve for obsolenscence was $20,429.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. As per SFAS 131, the company operates in two segments based on nature of products and services: Telecommunocations, Sale of equipments and Technical services.

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

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Foreign Currency Translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity

As of September 30, 2007, the accounts of Jinan YinQuan were maintained and expressed in the Chinese Yuan Renminbi (CNY). The consolidated financial statements of the Company were translated into United States Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. For the nine month periods ended September 30, 2007 and 2006, the foreign currency translation gain is $90,359 and $21,081 respectively. The accumulated comprehensive foreign currency translation gain amounted to $144,662 as on September 30, 2007.

NOTE 3   PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of China VOIP & Digital Telecom (the “Company”) and its 100% wholly-owned subsidiary Jinan YinQuan Technology Co. Ltd. (“Jinan YinQuan”). All significant inter-company accounts and transactions have been eliminated in consolidation.

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

For the nine months ended September 30, 2007, one customer provided 6% of the net revenues and one supplier provided 79% of the cost of sales.  The balance receivable as of September 30, 2007 from this customer was $128,225. The balance advanced to the supplier as of September 30, 2007 was $265,669.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents as the same is not covered by insurance.

NOTE 5   ADVANCES TO SUPPLIERS

The Company made prepayments to suppliers to purchase inventory, equipment or services. This amount represents the advances paid by the Company to suppliers of $686,862 at September 30, 2007.

NOTE 6   LOAN RECEIVABLES

As of September 30, 2007, the Company had a loan receivable amounted to $133, 021 with unsecured, 8% annual interest rate bearing and due on November 30, 2007.  Interest income of the said loan for the nine month periods ended September 30, 2007 and 2006 was $10,451 and $0, respectively.

As of September 30, 2007, the Company had a loan receivable amounted to $10,642, which was unsecured, non-interest bearing and payable on demand.

NOTE 7   OTHER CURRENT ASSETS

As of September 30, 2007, the other current assets comprise of the following:

Advances to Staff	37,688
Prepaid expense	40,171
Others	34,421
Total	112,280

NOTE 8   PROPERTIES AND EOUIPMENT

The balances of Company property and equipment as of September 30, 2007 are summarized as follows:

Electronic Equipment	1,041,353
Vehicles	87,237
Office Equipment	9,699
Construction in progress	425,726
1,564,015

Less: Accumulated depreciation	(98,374)

Property and equipment, net	$1,465,641

The depreciation expense for the nine month periods ended September 30, 2007 and 2006 was $73,330 and $4,391 respectively. The depreciation expense for the three month periods ended September 30, 2007 and 2006 was $37,742 and $1,692 respectively.

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9   INTANGIBLE ASSET

Intangible asset comprised of a set of software acquired from third parties. This set of software is used for the core technology of the Company’s VOIP business.  It is amortized over 5 years.

2007

Software	$93,248
Less: amortization	(82,369)
Intangible asset, net	$10,879

Amortization for the next 5 years is as follows :-

2007	$4,566
2008	6,313
$10,879

The amortization expense for the nine month periods ended September 30, 2007 and 2006 was $13,699 and $12,468 respectively. The amortization expense for the three month periods ended September 30, 2007 and 2006 was $4,566 and $4,156 respectively.

NOTE 10   SHORT TERM LOAN

Principal	Interest rate (Per annum)	Due Date	Time period	Secured by
$ 266,042	8.694%	Nov 2007	Six months	Jinan Development Zone Security Co., Ltd.

The loan was borrowed from JiNan City Commercial Bank.

NOTE 11  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2007 are summarized as follows:

2007

Accrued expenses	$37,500
Accrued staff welfare	9,211
Tax payables	200,868
Security deposits	40,146
Advances from customers	40,220
Others	18,906
Total	$346,851

NOTE 12   DUE TO RELATED PARTY

Due to related party of $10,000 as of September 30, 2007 represents payable to former beneficial owner of Crawford Lake Mining Inc.  This payable is unsecured, non interest bearing and payable on demand.

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13   SEGMENT REPORTING

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

During the nine months ended September 30, 2007 and 2006, the Company is organized into three main business segments: (1) Telecommunications minutes, (2) Equipment Sales and (3) Technical services. The following table presents a summary of operating information and certain year-end balance sheet information for the nine months ended September 30, 2007 and 2006:

	Nine month periods ended
	9/30/2007	2006
Revenues from unafiliated customers:	(Unaudited)	(Unaudited)
Telecommunication	$ 3,074,260	$ 481,333
Equipment sales	387,912	408,269
Technical services	479,580	-
Consolidated	$ 3,941,752	$ 889,602

Operating income (loss):
Telecommunication	$ 414,085	$ 152,215
Equipment sales	20,026	11,230
Technical services	443,394	-
Corporation (1)	(64,040)	(4,170)
Consolidated	$ 813,465	$ 159,275

Net income (loss) before taxes:
Telecommunication	$ 446,854	$ 160,780
Equipment sales	23,892	18,495
Technical services	448,173	-
Corporation (1)	(64,040)	(4,170)
Consolidated	$ 854,878	$ 175,105

Identifiable assets:
Telecommunication	$ 3,632,032	$ 1,572,848
Equipment sales	159,199	50,577
Technical services	-	-
Consolidated	$ 3,791,231	$ 1,623,425

(1). Unallocated loss from Operating income(loss) and Net income(loss) before taxes are primarily related to general corporate expenses.

NOTE 14 STATUTORY RESERVES

As stipulated by the Company Law of the People's Republic of China (PRC) executed on 2006, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In accordance with the Chinese Company Law, the company has allocated 10% of its net income after tax to surplus as of September 30, 2007. The amount included in the statutory reserves as of September 30, 2007 amounted to $127,322.

According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is not required to reserve the “Statutory common welfare fund”. Accordingly, the Company did not reserve the common welfare fund subsequent to June 30, 2007. The amount included in the Statutory common welfare fund as of September 30, 2007 amounted to $65,487..

NOTE 15   STOCKHOLDER’S EQUITY

Pursuant to the term sheet, on July 18, 2007, the Company issued 1.2 million shares to Downshire Capital Inc. and its assigned parties as first installment for financing assistance. While according to the term sheet, $3 million USD should be received by the company before August 15, 2007, otherwise, Downshire Capital and its designed investors need to return the 1.2 million shares and the Registrant will cancel it accordingly.

As of August 21, 2007, Downshire Capital Inc.was not able to complete the financing before closing deadline according to the termsheet signed with the Registrant on July 17,2007. After further negotiation, both parties could not reach further agreement to extend the termsheet and the termsheet was terminated accordingly.  The stock transfer agent of the Company has put restriction on the stock to trade. The Company requested its stock transfer agent to cancel the shares. However, Downshire Capital Inc. did not return the certificates to stock transfer agent as of September 30, 2007. The shares have been classified as “Shares to be cancelled” in the accompanying financial statements.

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

●

During the next twelve months, the Company is planning to raise additional US$5-7 million cash to expand our business into other cities of China.  The capital will be used to some or all of the following activities: 1) acquisition of other companies running VoIP business in other provinces of China; 2) purchase of new equipment to satisfy increasing region and customer requirements; 3) marketing and general administrative expenses for new launched regions of China.  We may raise such capital through issuing our common stocks or warrants or convertible bonds.

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Results of Operations for the Three Month Period Ended September 30, 2007

During the three months ended September 30, 2007, we earned $1,899,854 in revenues as compared to $152,329 during the same period ended in 2006, an increase of $1,747,525 or 1147%.  The sharp increase of revenue is mainly contributed to more acceptances of our products and services.  In addition, with the fund support, we are able to expand to more geographic areas.

Cost of sales increased to $1,175,312 during the three months ended September 30, 2007 from $94,633 during the period ended September 30, 2006, an increase of $1,080,679 or 1142%.  The increase is mainly due to the increase of actual dialing time for all customers.

The gross profit increase from $57,696 during the three months ended September 30, 2006 to $724,542 in the same period of 2007.  The increase is due to the increase of revenue.  The gross margin was 37.9% during the three months ended September 30, 2007, which is comparatively stable as compared to 38.1% during the three months ended September 30, 2006.

Selling, general and administrative expenses were $116,266 during the three month period ended September 30, 2007 as compared to $68,922 for the same period ended in 2006, an increase of $47,344 or 69%.  This increase is primarily due to an increase in marketing activities to further promote the Company’s products and services.  Additionally, $25,290 expenses related to a public company are incurred during the 3 months ended September 30, 2007.

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Depreciation and amortization expenses increased by 623% to $42,308 during the three months ended September 30, 2007 as compared to the same period in 2006.  The incrase is mainly attributed to the increase of equipments used for current business and future expansion purposes.

Net gain recorded $592,772 during the three months ended September 30, 2007, representing a $611,298 increase as compared to $(18,526) loss during the same period of 2006.  The increase of net profit is mainly due to the siginificant increase of gross profit netting-off the slight increase of expenses recorded in the three months ended September 30, 2007.

Net comprehensive gain recorded $669,258 during the three months ended September 30, 2007, which is $676,059 increase as compared to $(6,801) loss during the same period of 2006.  The net comprehensive gain during the three months ended September 30, 2007 included $76,486 of foreign currency translation gain.

Results of Operations for the Nine Month Period Ended September 30, 2007

During the nine months ended September 30, 2007, we recorded revenue of $4,155,855 as compared to $889,602 during the same period ended in 2006, an increase of $3,266,253 or 367%.  The sharp increase of revenue is mainly contributed to more acceptances of our products and services.  In addition, with the fund support, we are able to expand to more geographic areas.

Cost of sales increased to $2,964,774 during the nine months ended September 30, 2007 from $579,628 during the period ended September 30, 2006, an increase of $2,385,146 or 411%.  The increase is mainly due to the increase of actual dialing time for all customers which are general in line with the increase of revenue.

The gross profit increase from $309,974 during the nine months ended September 30, 2006 to $1,191,081 in the same period of 2007.  The increase is due to the increase of revenue.  However, the gross margin dropped from 35% to 29% during the nine months ended September 30, 2007. .  It is mainly due to one-off VoIP service, which was related to software service, had relatively high gross margin compared to phone call services.

Selling, general and administrative expenses were $290,587 during the nine month period ended September 30, 2007 as compared to $133,840 for the same period ended in 2006, an increase of $156,747 or 117%. This increase is primarily due to an increase in marketing activities to further promote the Company’s products and services.  Additionally, $63,757 expenses related to a public company are incurred during the 9 months ended September 30, 2007.

Depreciation and amortization expenses increased by 416% or $70,170 to $87,029 during the nine months ended September 30, 2007 as compared to the same period in 2006.  The incrase is mainly attributed to the increase of equipments used for current business and future expansion purposes.

Net gain recorded $854,878 during the nine months ended September 30, 2007, representing a 388% or $679,773 increase as compared to $175,105 during the same period of 2006.  The increase of net profit is mainly due to the increase of gross profit netting-off the increase of expenses recorded in the nine months ended September 30, 2007.

Net comprehensive gain recorded $945,237 during the nine months ended September 30, 2007, which is $749,015 or 382% increase as compared to $196,186 during the same period of 2006.  The net comprehensive gain during the nine months ended September 30, 2007 included $90,359 of foreign currency translation gain.

Liquidity and Capital Resources

Cash provided by operating activities were $27,849 during the nine months ended September 30, 2007 as compared to cash provided in operating activities of $65,602 for the same period in 2006.  Cash provided in operating activities mainly consisted of net income of $854,878, depreciation and amortization of $87,029, and increase of accounts payable and other current liabilities of $185,378, partially offset by an increase in accounts receivable of $318,854, an increase in inventories of $107,352, an increase in advances to suppliers of $659,300 and increase of other current assets of $13,930.  Cash provided by operating activities for the nine months ended September 30, 2006 mainly resulted from net income of $175,105, depreciation and amortization of $16,859, increase of accounts payable and deferred revenue of $99,132, partially offset by increases in accounts receivable, inventories, advance to suppliers and other current assets totaling amount of $204,693, and decrease of other current liabilities of $20,801.

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash flows used in investing activities were $985,580 for the nine month period ended September 30, 2007 as compared to $360,132 for the same period ended in 2006.  Cash used in investing activities consisted of purchase of property and equipment.

Cash flows provided by financing activities were $260,561 for the nine month period ended September 30, 2007 as compared to $126,443 for the same period ended in 2006.  Cash provided by financing activities represented the proceeds on short term loans.

Foreign currency tranlation were $37,612 for the nine month period ended September 30, 2007 as compared to $21,082 for the same period ended in 2006.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on September 30, 2007.  This evaluation was conducted by our chief executive officer and our principal accounting officer, Mr. Li Kunwu.

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

Item 2.  Changes in Securities

None

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

            (a) Exhibits:

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K and 8-K/A

On July 26, 2007, the Company filed a Form 8-K with the SEC to disclose the execution of a term sheet with Downshire Capital Inc. to raise $3 million.

On August 9, 2007, the Company filed an amendment to its Form 8K dated December 1, 2006 based on it change in independent auditor.

On August 16, 2007, the Company filed a Form 8-K with the SEC based upon the issuances of two separate press releases.

On August 30, 2007, the Company filed a Form 8-K with the SEC to disclose that as of August 21, 2007, Downshire Capital Inc.was unable to complete the financing before the closing deadline according to the termsheet and the termsheet was terminated.

On September 4, 2007, the Company filed a Form 8-K with the SEC based upon the issuance of a press release disclosing the appointment of telecom expert Mr. Kan Kaili as the Company’s independent director.

On September 7, 2007, the Company filed a Form 8-K with the SEC disclosing the appointment of telecom expert Mr. Kan Kaili as the Company’s independent director.

On September 7, 2007, the Company filed an amendment to its September 7, 2007 Form 8-K with the SEC regarding the appointment of telecom expert Mr. Kan Kaili as the Company’s independent director.

On September 28, 2007, the Company filed a Form 8-K with the SEC to disclose that the Company’s subsidiary was awarded the exclusive naming in the International Open.

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  November 14, 2007

China VoIP & Digital Telecom Inc.

/s/ Li Kunwu

------------------------------

Li Kunwu, President