Form 10KSB/A
period 2006-12-31
China VoIP & Digital Telecom Inc.
filed 2007-11-19
CIK 1337615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

86-(531) 8702-7114

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

Common Stock:  par value of $0.001;   52,958,000 shares issued and outstanding on September 30, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

CHINA VOIP & DIGITAL TELECOM, INC.

FORM 10-KSB/A

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

The Company’s principal activities are developing and sales of computer software and hardware, digital video pictures system; developing and sales of computer network and network audio devices, parts, low value consumables and etc (exclusive of the business not obtained the license).  Currently, the Company is focused on the Voice over Internet Phone (“VoIP”) technology related business, and relies on China Tietong, a Chinese telecom provider, to provide VoIP services.

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

The growth of the Internet in recent years has proven the scalability of these underlying packet switched networks. As broadband connectivity, including cable modem and digital subscriber line, or DSL, has become more available and less expensive, it is now possible for service providers like us to offer voice and video services that run over these IP networks to businesses and residential consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment costs to these customers and to increase the breadth of features available to our subscribers. Services like full-

motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential.

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

●

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

Wife Phone

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

Suppliers

We outsource the manufacturing of the videophones, broadband phone adapters, business telephones and cordless handsets to third-party manufacturers. We do not have long-term purchase agreements with these contract manufacturers.  We currently rely on China Tietong, a Chinese telecom provider, to switch our VoIP phone calls with traditional phone calls; In addition, we also use the traditional phone numbers allocated by China Tietong, and paying China Tietong the charges for each phone switching by their traditional telephone system.  While we believe that relations with our suppliers are good, there can be no assurance that our suppliers will be able or willing to supply products and services to us in the future. While we believe that we could replace our suppliers if necessary, our ability to provide service to our subscribers would be impacted during this timeframe, and this could have an adverse effect on our business, financial condition and results of operations.

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

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in China and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of December 31, 2006, we have four (4) software copyrights.  In particular, we have a software copyright certificate for NP Network Telephone, a software copyright certificate for billing and managing system of IP phone systems, a software copyright certificate for a long-distance video monitoring system that have issued and a number of software copyrights pending. Our patents expire on dates ranging from 2028 to 2030. We cannot predict whether our pending patent applications will result in issued patents.

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

Employees

As of December 31, 2006, we had 51 full-time employees: 16 are in research and development, 20 are in operations and customer care, 10 are in sales and marketing and 5 are in general and administrative functions.  Although our employees are covered by employment agreements titled, “Labor Contracts” none of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Risks Related to Our Business

We depend on our key management personnel and the loss of their services could adversely affect our business.

We place substantial reliance upon the efforts and abilities of our executive officers, Li Kinwu, our Chairman, Chief Executive Officer and Chief Financial Officer and Wang Qinghua, our Chief of Technology. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues and our failure to manage growth will cause a disruption of our operations resulting in the failure to generate revenue.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems.

We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

We may have difficulty raising necessary capital to fund operations as a result of market price volatility for our shares of common stock.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

We may incur significant costs to ensure compliance with U.S. corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We may never issue dividends.

We did not declare any dividends for the year ended December 31, 2006 and have not declared any dividends to date in 2007. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Future acquisitions may have an adverse effect on our ability to manage our business.

     If we are presented with appropriate opportunities, we may acquire complementary technologies or companies. Future acquisitions would expose us to potential risks, including risks associated with the assimilation of new technologies and personnel, unforeseen or hidden liabilities, the diversion of management attention and resources from our existing business and the inability to generate sufficient revenues to offset the costs and expenses of acquisitions. Any difficulties encountered in the acquisition and integration process may have an adverse effect on our ability to manage our business.

We may have difficulty defending our intellectual property rights from infringement resulting in lawsuits requiring us to devote financial and management resources that would have a negative impact on our operating results.

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights. We have received trademark and patent protection for certain of our products in the People's Republic of China. No assurance can be given that our patents and licenses will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantages to us. There can be no assurance that we will be able to obtain a license from a third-party technology that we may need to conduct our business or that such technology can be licensed at a reasonable cost.

We have limited business insurance coverage in China.

     The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. As a result, we do not have any business liability or disruption insurance for our operations in China. Any business disruption, litigation or natural disaster may result in substantial costs and diversion of our resources.

Risks Related to Our Industry

If VoIP technology fails to gain acceptance among mainstream consumers, our ability to grow our business will be limited.

The market for VoIP service is continuing to rapidly evolve. We currently generate most of our revenue from the sale of VoIP services and related products to residential customers. Revenue generated from sales to residential customers will continue to account for most of our revenue for the foreseeable future. We believe that a significant portion of our initial residential customers are early adopters of VoIP technology. However, in order for our business to continue to grow and to become profitable, VoIP technology must gain acceptance among mainstream consumers, who tend to be less technically knowledgeable and more resistant to new technology services. Because potential VoIP customers need to connect additional hardware not required for the use of traditional telephone service, mainstream consumers may be reluctant to use our service. We have shifted our focus of advertising to reach out to the mainstream consumer and increase brand awareness, primarily with new television commercials. However, if mainstream consumers choose not to adopt our technology, our ability to grow our business will be limited.

Regulation of VoIP services is developing and therefore uncertain, and current or future legislative, regulatory or judicial actions could adversely affect our business and expose us to liability.

Our business has developed in an environment largely free from government regulation. However, the United States and other countries have begun to assert regulatory authority over VoIP and are continuing to evaluate how VoIP will be regulated in the future. Both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain.

Current or future legislative, judicial or other regulatory actions could have a negative effect on our business. If we become subject to the rules and regulations applicable to telecommunications providers in individual states, we may incur significant litigation and compliance costs, and we may have to restructure our service offerings, exit certain markets or raise the price of our services, any of which could cause our services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.

Our international operations are also subject to regulatory risks, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively or at all, which could limit our growth. Currently, there are several countries where regulations prohibit us from offering service. In addition, because customers can use our services almost anywhere that a broadband Internet connection is available, including countries where providing VoIP services is illegal, the governments of those countries may attempt to assert jurisdiction over us, which could expose us to significant liability and regulation.

Risks Related To Doing Business in China

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our services and materially and adversely affect our competitive position.

 Our business operations are primarily conducted in China. We also believe that a significant portion of the terminal devices  we design are sold to end users in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to the economic, political and legal developments of China. Since the late 1970s, the PRC government has been reforming the economic system in China. These reforms have resulted in significant economic growth. However, we cannot predict the future direction of economic reforms or the effects such measures may have on our business, financial position or results of operations. Any adverse change in the economic conditions in China, in policies of the PRC government or in laws and regulations in China, could have a material adverse effect on the overall economic growth of China and investment in the VoIP industry. Such developments could materially and adversely affect our business, lead to reduction in demand for our services and materially and adversely affect our competitive position.

Our business benefits from certain tax incentives, and changes to these tax incentives could adversely affect our operating results.

 The PRC government has provided various tax incentives to domestic high technology companies, including our PRC subsidiaries, in order to encourage the development of technology companies. Our subsidiaries in China are also entitled to a turnover tax exemption relating to their income derived from any technology development agreement and technical transfer agreement which has been registered with the relevant government authority.

 On March 16, 2007, the National People’s Congress, the Chinese legislature, passed a new tax law, which is scheduled to take effect on January 1, 2008. The new law applies a uniform 25% enterprise income tax rate to both foreign-invested enterprises and domestic enterprises. There are enterprises that have already been established prior to the promulgation of the new law and enjoyed low tax rates according to the provisions of the tax laws and administrative regulations that were in force before the promulgation of the new law. Such enterprises may continue to enjoy the preferential tax treatments within five years after the new law is promulgated, and then gradually transition to the tax rate provided in the new law. Enterprises that enjoy the preferential treatment of tax exemption for a fixed term may continue to enjoy such treatment after the promulgation of the new law until such fixed term expires. However, for enterprises that have not yet started to enjoy the preferential tax treatments due to the fact that they have not been profitable, the term of the preferential tax treatments would start running from the year the new law is promulgated, regardless of whether or not they are profitable on such year. Preferential tax treatments will continue to be granted to entities that conduct businesses in certain encouraged sectors and to entities otherwise classified as “new and high technology enterprise,” whether foreign-invested enterprises or domestic companies. Our subsidiaries’ qualifications are subject to an annual assessment by the relevant government authority in China. Thus, there is no assurance that our subsidiaries in China will continue to receive such or any other preferential tax treatment. If any of these incentives are reduced or eliminated by government authorities in the future, the effective tax rates of our subsidiaries in China and our effective tax rates on a consolidated basis could increase significantly. Any such change could adversely affect our operating results.

Our subsidiaries in China are subject to restrictions on dividend payments, making other payments to us or any other affiliated company and borrowing or allocating tax losses among our subsidiaries.

 We are a holding company incorporated in Nevada. We conduct substantially all of our operations through our subsidiaries in China. Current PRC regulations permit our subsidiaries in China to pay dividends only out of their respective accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our subsidiaries in China are each required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends. In addition, current PRC regulations prohibit inter-company borrowings or allocation of tax losses among our subsidiaries in China. Further, if any of our subsidiaries in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

Fluctuations in exchange rates could result in foreign currency exchange losses.

 The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in a greater fluctuation range between Renminbi and the U.S. dollar. For example, the daily fluctuation range between the Renminbi and the U.S. dollar reached 160 basis points, or 0.16%, on September 15, 2006. From July 21, 2005 to June 25, 2007, the Renminbi cumulatively appreciated approximately 8.0% over the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

 Substantially all of our revenues are denominated in RMB, while a small portion of our cost of revenues is denominated in U.S. dollars. Fluctuations in exchange rates, primarily those involving the U.S. dollar, may affect our cost of revenues and profit margins as well as our net income. In addition, these fluctuations could result in exchange losses and increased costs in RMB terms. Furthermore, as we rely entirely on dividends paid to us by our subsidiaries in China, any significant revaluation of the RMB may have a material adverse effect on the value of, and any dividends payable on our ADSs in foreign currency terms. If we decide to convert RMB we receive from our subsidiaries into U.S. dollars for the purpose of distributing dividends on our ordinary shares or for other purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. In addition, our currency exchange losses may be magnified by China’s exchange control regulations that restrict our ability to convert RMB into U.S. dollars.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

 Because substantially all of our revenues are denominated in RMB, any restrictions on currency exchange may limit our ability to use revenues generated in RMB to fund any business activities we may have outside China or to make dividend payments in U.S. dollars. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under these rules, RMB are freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment in securities outside China unless the prior approval of the State Administration of Foreign Exchange, or SAFE, is obtained. Although the PRC government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain. For example, foreign exchange transactions under our subsidiaries’ capital account, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval of the State Administration of Foreign Exchange. These limitations could affect our ability to obtain foreign exchange for capital expenditures. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct substantially all of our business through our subsidiaries established in China. Our subsidiaries are generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises and Sino-foreign joint ventures. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We face risks related to health epidemics and other outbreaks of contagious diseases, including avian influenza, or avian flu, and SARS.

 Our business could be adversely affected by the effects of avian flu, SARS or another epidemic or outbreak. Since early 2006, there have been reports of outbreaks of a highly pathogenic avian flu, caused by the H5N1 virus, in certain regions of Asia and Europe. In 2005 and 2006, there have been reports on the occurrences of avian flu in various parts of China, including a few confirmed human cases. An outbreak of avian flu in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, particularly in Asia. Additionally, any recurrence of SARS, a highly contagious form of atypical pneumonia, similar to the occurrence in 2003 which affected China, Hong Kong, Taiwan, Singapore, Vietnam and certain other countries, would also have similar adverse effects. These outbreaks of contagious diseases, and other adverse public health developments in China, would have a material adverse effect on our business operations. These could include our ability to travel or ship our products outside of China, as well as temporary closure of our offices or other facilities. Such closures or travel or shipment restrictions would severely disrupt our business operations and adversely affect our financial condition and results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian flu, SARS or any other epidemic.

ITEM 2.

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

ITEM 8B.  OTHER INFORMATION

None

-- PART III --

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION (16) OF THE EXCHANGE ACT

Identification and Backgrounds of Directors and Officers

Name	Age	Principal Position	Appointment/ Resignation date

Li Kunwu	42	Chairman, CEO	January 1, 2002
Kan Kaili	62	Independent Director	August 15, 2007
Wang Qinghua	46	VP, CTO	August 14, 2001
Xu Yinyi	47	Director	November 26, 2004
Jiang Yanli	40	Director	August 16, 2006

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

Mr. Xu is serving as the Director of the Company.  He is currently the Chairman and CEO of Shanghai Nanzheng Industry Co. Ltd.  He was the CEO of China Southern Security Corporation Qingdao Branch.  Prior to that, he served as CEO of Shandong Luye Group Ltd.  He also served as the Chief Representative of Foreign Trade Section of Jinan Government in Shanghai.

Mr. Jiang serves as  Director of the Company.  He is also the only member of the audit committee of the Company. Mr Jiang has a master's degree in finance management and consultation with more than twenty years of experience. He is currently serving for numerous state and private owned organizations including the commissioner of CPPCC Shandong Province, the vice-chairman of China International Commercial Chamber Qingdao Chamber, executive commissioner of Qingdao Industry & Commerce League, vice-president of Qingdao Professional Manager Association and vice-chairman of Qingdao Internal Audit Association . In 2005, Mr Jiang was honored with the “100 Faithful Stars of China Economy” award for his service to China and its economy.  Mr Jiang has published more than 40 economic and financial thesis and has written articles for newspapers and magazines, including the state, provincial and civic.

Professor Kan, who earned a Doctorate degree from Stanford University, currently serves as the Professor of Beijing University of Posts and Telecommunications. He is a director of China's Information Industry Policy and Development Institute and Commissioner of the Advisory Commission for China's Telecommunications Act.He formally served as a strategy consultant on telecommunications policies and development of the World Bank.His primary areas of concentration are policies of telecommunications and the information industry as well as business management strategy.

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

Employment Agreements

The Company executed a labor contract with Mr. Li Kunwu for a term of 5 years.  Specifically, the contract was effective January 3, 2007 and expires on January 2, 2012.  The annual salary is $15,000.

The Company executed a labor contract with Mr. Wang Qinhua for a term of 5 years.  Specifically, the contract was effective June 1, 2006 and expires on May 31, 2011.  The annual salary is $14,000.

Directors Compensation

Each director is compensated $3,000 per year annually exclusive of their salary.

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

Notes:

(1) All persons have their mailing address at the China office’ address: RM 508, No.786 Xinluo Street, High-Tech Industrial Development Zone, Jinan, China.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

.

Within December 2006, the Company loaned Li Kunwu $51,282 to cover expenses related to Li Kunwu’s business travel to the United States.  The loan is interest free, does not mature and is payable upon demand by the Company.  The loan was paid back by Li Kunwu at the end of February of 2007.  This loan violates Section 402 of the Sarbanes Oxley Act of 2002.  As a result, the company and/or the Company’s Chief Executive Officer and director may be subject to fines, sanctions and/or penalties.  At this time, we are unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by our company and/or the officer.

Within December 2006, the Company loaned Wang Qinghua $34,543 to cover expenses related to Li Kunwu’s business travel to the United States.  The loan is interest free, does not mature and is payable upon demand by the Company.  The loan was paid back by Wang Qinghua at the end of February of 2007..  This loan violates Section 402 of the Sarbanes Oxley Act of 2002.  As a result, the company and/or the Company’s Chief Executive Officer and director may be subject to fines, sanctions and/or penalties.  At this time, we are unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by our company and/or the officer.

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

(2)

Incorporated herein by reference to the registrant’s Current Report on Form 8K (file number 061203975) filed on October 13, 2006.

(3)

Incorporated herein by reference to the registrant’s on Form 8K (file number 061203975) filed on December 12, 2006.

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

Date:  November 19, 2007

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

                                              China VoIP & Digital Telecom, Inc

Date:  November 19, 2007

By:  /S/ Wang Qinghua

                                                      --------------------------

Wang Qinghua

                                                          Director

Date:  November 19, 2007

By:  /S/ Xu Yinyi

                                                      --------------------------

Xu Yinyi

                                                         Director

Date:  November 19, 2007

By:  /S/ Jiang Yanli

                                                                                                                                        --------------------------

Jiang Yanli

Director

Date:  November 19, 2007

By:  /S/ Kan Kaili

                                                      --------------------------

Kan Kaili

Director

CHINA VOIP & DIGITAL TELECOM, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

1

Balance Sheets

2

Statements of Income

3

Statements of Cash Flows

4

Statements of Stockholders’ Equity

5

Notes to Financial Statements

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

1.

A brief description of the provisions of this Statement

2.

The date that adoption is required

3.

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

Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity .

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

5.

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