Form 10KSB
period 2007-12-31
China VoIP & Digital Telecom Inc.
filed 2008-04-09
CIK 1337615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year period ended    DECEMBER 31, 2007

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 2, 2008 was: approximately $32,000,000 (based upon a closing sale price of $0.62 per share, as reported on the OTCBB).

The issuers’ revenues for the fiscal year ended December 31, 2007 were: $6,083,671

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock:  par value of $0.001;   53,008,000 shares issued and outstanding on December 31, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

CHINA VOIP & DIGITAL TELECOM, INC.

FORM 10-KSB/A

FISCAL YEAR 2007

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

·

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

·

•

Capitalize on our technological expertise to introduce new products and features. Over the past years, we have developed several core technologies that form the backbone of our voice and video over IP service and which we intend to use to develop product enhancements and future products.

•

We developed our unique technologies used to provide video and voice service through special devices or software.  As a result, we are able to update the software functionality of our customers' requirements without any third party assistance.

·

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

·

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

·

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

●

Developed based on standard and proprietary protocol suites with sound switching capacity and compatibility;

●

Supports speech, fax, video phone and chat;

●

Is a fully distributed network structure that supports load balance, overload protection, and redundant backup to ensure the high stability and reliability of the system;

●

Function of passing through NAT/Firewall; it can pass through multiple level of NAT to reduce operation cost;

●

Web based configuration and maintenance system and remote web administration system, which realize centralized control and administration to reduce maintenance cost;

●

Supports many kinds of value-added services, and provide scalable ports for new businesses; support unconditional transfer, busy transfer, offline transfer, no-response transfer, call holding/recovering, call park/pickup, call transfer, caller ID display, number change, call restriction, and caller ID blocking;

●

Supports different kinds of internet accessing modes, and can be connected with Cable Modem, xDsl, Fttb+LAN, PPPoE and intranet; prove sound compatibility with different network environment, and support fully Ipv6;

●

Fully opened system structure and interoperability with networks based on different protocols, which ensures a stable platform to support the across-region and across-industry information sharing;

●

Seamless integration with IP PBX, ensuring the provision of various solutions for internal but across-region communication inside companies;

●

IVR function, that supports centralized or distributed call center for corporate users;

●

Remote conference call function, which allows the participant to use any kind of voice communication device, such as fixed phone set, mobile phone, Linktone, and soft switch IP phone;

●

Supports Presence technology; end user can set up his/her own configuration and have others see his/her presence status;

●

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

Encryption

Signal based encryption can prevent others from acquiring user information. Based on the encryption on audio packets, the captured audio packets by an authorized person will not be recovered into audio.

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

●

Only one Ethernet port (10/100M) and one IP address. After having been connected with information socket and configured through web, it can become an end user of soft switch system.

●

Built-in route with more than two Ethernet ports (10/100M). One of them is connected with information socket to occupy one IP address, and the other is connected with hub and used for the accessing of other networking equipments, such as a computer or any other IP phone set.

●

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

●

One FXS line: It can support one telephone.

●

One line with router: It can connect with one telephone, including a router, we connect its LAN with computer, and so calling will not affect our going to the Internet.

●

Many FXS: 2,4,8,16,32,48, and 64 lines, ect. They can respectively connect with telephones in the same number as them. They are suitable to be used inside buildings and by enterprises.

●

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

•

Auto-telephones and calling group:  After recording the voice prompt according to user’s demands, it’s possible for the caller dialing a certain number to reach the corresponding department. The telephones in this department will ring in turn according to the set order, until someone answers it.  It’s also possible to set an extension to answer the incoming call directly.

•

Voice message (64/256/1024 hours): The caller may leave a voice message in the phone when you are unavailable to reply in time. You may listen the message either by the appointed phone or by other extensions. Besides, the system will send the message to your E-mail, so you may listen it by computer when you outside.

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

Call Center

The term “call center” often conjures up images of hundreds of agents working for huge telemarketing conglomerates.  However, that’s simply not the case any more.  Call center systems have progressed to the point that even small companies with as few as 10 agents can get the same powerful call management features as the big players.  Call centers now are increasingly called “contact centers” as they incorporate inquires from web and email sources in addition to phone calls depending on technology.  Call center systems address many facets of your business with features such as instant routing of important customers to the best agents, reduced hold times, more efficient scheduling of employees, and detailed reporting.  Call center is typically applicable for:

●

 Government hot line

●

 Company customer service center, follow-up service center

●

 Integrated information service

●

 Materials circulation/EC

●

 Media interaction

●

 Fax memory transmit

●

 Data inquire center (inquire marks/ electric charge)

●

 Multi-party communication, such as conference call

●

 Enterprise or individual secretary service, voicemail

●

 Telephone direct selling, telephone shopping

●

 Telephone interview survey

●

 Enterprise yellow page service

●

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

●

At present, the Chinese government has not given a clear definition to VoIP service, which leads to the regulation absence in VoIP business and the non-presence of clear relevant management policies.

●

As a result, sometimes VoIP services can be considered as telecom services, while sometimes value-added services.  Moreover, it is planed that the VoIP service will be divided into two categories, “Multiparty Communication” and “IP-VPN service”, so that it can be regulated by respective regulations.

●

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

On December 21, 2007 we entered into a Securities Purchase Agreement with an accredited institutional investor.  In conjunction with this Securities Purchase Agreement, we entered into a Security Agreement with the accredited institutional investor.  As collateral security for all of the obligations within the Securities Purchase Agreement we pledged and assigned to the accredited institutional investor for the benefit of the accrued institutional investor and granted to the accredited institutional investor for the benefit of the accredited institutional investor a continuing security interest in, all of our personal property, wherever located and whether now or hereafter existing and whether now owned or hereafter acquired, of every kind and description, tangible or intangible, including, without limitation, the following:

Our copyrights, patents and trademarks, and all licenses

Accordingly, as of December 31, 2007, the accredited institutional investor has placed a lien on our intellectual property.

Employees

As of December 31, 2007, we had 51 full-time employees: 13 are in research and development, 10 are in operations and customer care, 18 are in sales and marketing and 10 are in general and administrative functions.  Although our employees are covered by employment agreements titled, “Labor Contracts” none of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

RECENT FINANCING

On December 21, 2007, China VoIP & Digital Telecom Inc., a Nevada corporation, (the "Company"), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited institutional investor ( the “Investor").  The aggregate purchase price was $5,000,000 and the investment was as follows:

* $5,000,000 of 8.75% Senior Secured Convertible Notes (the “Notes”) convertible into Company common stock at the Average Market Price (the “AMP”) as of the day immediately preceding the closing date (the “Conversion Price”), defined as $.5627.  The Notes will have a maturity date of 3 years from closing which can be extended by the Investor in its sole discretion for up to 2 additional years.  The Company can make interest payments in cash or registered stock at the Company’s option.  If paid in stock, the price used will be 85% of the AMP (the “Payment-in-Stock Price”).  The stock component of interest payment will be limited to 20% of the dollar value traded over the previous month.

The Notes will be senior secured obligations of the Company and will be secured by a first priority perfected security interest in all of Company and its subsidiaries, assets, and capital stock.  The Company will not be permitted to incur additional indebtedness without the Investors prior written consent.

The Investor may request that the Company repurchase up to 1/3rd of the Initial Investment amount on each of 12th and 24th month anniversaries of the closing (together  the “First Redemption Option”, “Second Redemption Option”, “First Redemption Date” and “Second Redemption Date”, respectively). If however, the arithmetic average of the closing price of the common stock in each 30 day period following the effectiveness of the registration statement until the First Redemption Date has been greater than 125% of the initial Conversion Price and the dollar trading volume during the same 30 day period has been greater than $3.0 million, then the Investor will waive its first Redemption option.  If the same conditions outlined above are met in any six months between the First Redemption Date and the Second Redemption Date, the Investor will waive its Second Redemption Option.

After one year following the effectiveness of the Registration Statement (as defined in the Registration Rights Agreement), the Company will have the option to prepay the Notes at the greater of (i) 125% of the equity value and (ii) 125% of the issue price plus accrued and unpaid interest.  Upon being irrevocably notified by the Company of the Company’s desire to exercise the Company Optional Redemption (as defined in the Notes), the Investor will determine the date of the actual prepayment not to exceed 75 business days following the receipt of the notice.  If the Company exercises the Company Optional Redemption it will issue the Investor 55% 5-year warrant coverage with a strike price equal to the strike price of the existing warrants (the “Prepayment Warrants”).

Other than their relationship as a result of the Securities Purchase Agreement, there is no material relationship between the Company and any of the Investors.

The Investor received three series of warrants, titled Series A Warrant, Series B Warrant, Series C Warrant (collectively the “Warrants”). The Warrants are exercisable at price per share of $.5627 and are subject to economic anti-dilution protection.  The Series A Warrant is exercisable for 8,885,730 shares of the Company’s common stock and expires the date eighty four (84) months after the earlier of (A) such time as all of the Registrable Securities (as defined in the Registration Rights Agreement) are available for resale pursuant to an effective Registration Statement and (B) two (2) years after December 21, 2007 .  The Series B Warrant is exercisable for 6,220,011 shares of the Company’s common stock and expires on the date on which the Notes issued pursuant to the Securities Purchase Agreement are no longer issued and outstanding .  The Series C Warrant is exercisable for 6,353,297 shares of the Company’s common stock and expires on the date sixty (60) months after the first time the Company elects a Company Optional Redemption.

Also on December 21, 2007, the Company executed a Registration Rights Agreement, which requires the Company to file a Registration Statement registering:

* all of the shares of Company common stock issuable upon conversion in full of the Notes;

* the Common Stock issuable upon exercise of the Warrants;

The Registration Statement must be filed not later than 45 days after the date of the Registration Rights Agreement and be declared effective not later than 120 days after the date thereof.  In the event that either of these deadlines has not been met, the Company is to pay cash delay payments equal to 2% per month which shall apply retrospectively from 90 days following closing.  If and when shares become freely tradeable without any restriction so as to render the traditional registration statement unnecessary, registration delay penalties, if any will cease to accrue.  For avoidance of doubt, Investor counsel will determine if this condition is met.  If there is no SEC review, the Company will take the required actions to have the registration statement declared effective immediately.

The Company intends to comply fully with its registration obligations under the Registration Rights Agreement.  The Company believes that it will be able to meet the deadlines with respect to the filing date and the effective date, but it can not provide any assurance in this regard.  If the Company were to default on any of its registration obligations, the proceeds available to it under the Securities Purchase Agreement could be substantially reduced.

The foregoing descriptions do not purport to be a complete description of the terms of the documents.

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

We may never issue dividends.

We did not declare any dividends for the year ended December 31, 2007 and have not declared any dividends to date in 2007. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

ITEM 2.

DESCRIPTION OF PROPERTY

The Company’s executive office is located in Jinan City, Shandong Province, China.  The address is RM 508, No.786 Xinluo Street, High-Tech Industrial Development Zone, Jinan, China, occupying 900 square meters, under a lease expiring on December 31, 2007 and renewable at the Company’s option.  Lease payments are approximately $16,000 annually.  The Company is expected to move into the newly purchased office building before the end of 2007. The new building is located in Yi ke Industrial Base at Jinan High-Tech Industrial Development Zone, on the eleventh floor, occupying 2,000 square meters.

ITEM 3.

LEGAL PROCEEDINGS

None

ITEM 4.

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

	Fiscal 2006		Fiscal 2007
Quarter	$ High Closing Price	$ Low Closing Price	$ High Closing Price	$ Low Closing Price
First	0.00	0.00	4.83	2.01
Second	0.00	0.00	2.31	1.11
Third	0.00	0.00	1.19	0.46
Fourth	0.00	0.00	1.70	0.41

Holders of the Company’s Stock

The Company has issued common stock only.  On December 31, 2007, the total number of holders of record was approximately 87.

Dividends

None

Securities authorized for issuance under Equity Compensation Plans

Equity compensation plan information as of December 31, 2007

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

Recent Sales of Unregistered Securities

On December 21, 2007, China VoIP & Digital Telecom Inc., a Nevada corporation, (the "Company"), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited institutional investor (the “Investor").  The aggregate purchase price was $5,000,000 and the investment was as follows:

* $5,000,000 of 8.75% Senior Secured Convertible Notes (the “Notes”) convertible into Company common stock at the Average Market Price (the “AMP”) as of the day immediately preceding the closing date (the “Conversion Price”), defined as $.5627.  The Notes will have a maturity date of 3 years from closing which can be extended by the Investor in its sole discretion for up to 2 additional years.  The Company can make interest payments in cash or registered stock at the Company’s option.  If paid in stock, the price used will be 85% of the AMP (the “Payment-in-Stock Price”).  The stock component of interest payment will be limited to 20% of the dollar value traded over the previous month.

The Notes will be senior secured obligations of the Company and will be secured by a first priority perfected security interest in all of Company and its subsidiaries, assets, and capital stock.  The Company will not be permitted to incur additional indebtedness without the Investors prior written consent.

The Investor may request that the Company repurchase up to 1/3rd of the Initial Investment amount on each of 12th and 24th month anniversaries of the closing (together  the “First Redemption Option”, “Second Redemption Option”, “First Redemption Date” and “Second Redemption Date”, respectively). If however, the arithmetic average of the closing price of the common stock in each 30 day period following the effectiveness of the registration statement until the First Redemption Date has been greater than 125% of the initial Conversion Price and the dollar trading volume during the same 30 day period has been greater than $3.0 million, then the Investor will waive its first Redemption option.  If the same conditions outlined above are met in any six months between the First Redemption Date and the Second Redemption Date, the Investor will waive its Second Redemption Option.

After one year following the effectiveness of the Registration Statement (as defined in the Registration Rights Agreement), the Company will have the option to prepay the Notes at the greater of (i) 125% of the equity value and (ii) 125% of the issue price plus accrued and unpaid interest.  Upon being irrevocably notified by the Company of the Company’s desire to exercise the Company Optional Redemption (as defined in the Notes), the Investor will determine the date of the actual prepayment not to exceed 75 business days following the receipt of the notice.  If the Company exercises the Company Optional Redemption it will issue the Investor 55% 5-year warrant coverage with a strike price equal to the strike price of the existing warrants (the “Prepayment Warrants”).

Other than their relationship as a result of the Securities Purchase Agreement, there is no material relationship between the Company and any of the Investors.

The Investor received three series of warrants, titled Series A Warrant, Series B Warrant, Series C Warrant (collectively the “Warrants”). The Warrants are exercisable at price per share of $.5627 and are subject to economic anti-dilution protection.  The Series A Warrant is exercisable for 8,885,730 shares of the Company’s common stock and expires the date eighty four (84) months after the earlier of (A) such time as all of the Registrable Securities (as defined in the Registration Rights Agreement) are available for resale pursuant to an effective Registration Statement and (B) two (2) years after December 21, 2007.  The Series B Warrant is exercisable for 6,220,011 shares of the Company’s common stock and expires on the date on which the Notes issued pursuant to the Securities Purchase Agreement are no longer issued and outstanding .  The Series C Warrant is exercisable for 6,353,297 shares of the Company’s common stock and expires on the date sixty (60) months after the first time the Company elects a Company Optional Redemption.

Also on December 21, 2007, the Company executed a Registration Rights Agreement, which requires the Company to file a Registration Statement registering:

* all of the shares of Company common stock issuable upon conversion in full of the Notes;

* the Common Stock issuable upon exercise of the Warrants;

The Registration Statement must be filed not later than 45 days after the date of the Registration Rights Agreement and be declared effective not later than 120 days after the date thereof.  In the event that either of these deadlines has not been met, the Company is to pay cash delay payments equal to 2% per month which shall apply retrospectively from 90 days following closing.  If and when shares become freely tradeable without any restriction so as to render the traditional registration statement unnecessary, registration delay penalties, if any will cease to accrue.  For avoidance of doubt, Investor counsel will determine if this condition is met.  If there is no SEC review, the Company will take the required actions to have the registration statement declared effective immediately.

The Company intends to comply fully with its registration obligations under the Registration Rights Agreement.  The Company believes that it will be able to meet the deadlines with respect to the filing date and the effective date, but it can not provide any assurance in this regard.  If the Company were to default on any of its registration obligations, the proceeds available to it under the Securities Purchase Agreement could be substantially reduced.

The foregoing descriptions do not purport to be a complete description of the terms of the documents, and this description is qualified in its entirety by the terms of the definitive documents or forms thereof which are attached as exhibits to this Current Report on Form 8-K, and which are incorporated by reference.

Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. Such issuance qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering.  The investor was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction. .

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

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

●

 We intend to continue with our marketing strategies to market our NPSoft Switch System in the People's Republic of China. We currently offer our products to 17 cities within the Shandong Province, Shanghai, Beijing, 3 cities within Zhejiang Province and 1 city in Anhui Province.  Furthermore, our NP Soft Switch system is being tested in 2 other markets.

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

Sale of goods

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers

.

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

Results of Operations for the year Ended December 31, 2007

During the year 2007, we recorded revenue of $6,083,671 as compared to $1,449,969 of year 2006, an increase of $4,633,702 or 320%.  The sharp increase of revenue is mainly contributed to more acceptances of our products and services.  In addition, with the fund support, we are able to expand to more geographic areas.

Cost of sales increased to $3,916,360 during year 2007 from $954,212 during year 2006, an increase of $2,962,148 or 310%. This increase is mainly contributed from the increase in sales of the Company’s products and services.

The gross profit increased from $495,757 in 2006 to $2,167,311 in year 2007.  The increase is due to the increase of revenue.

Selling, general and administrative expenses were $718,698 in 2007 as compared to $1,029,167 in 2006, a decrease of $310,469 or 30%.  The decrease is mainly due to the expenses related to reverse take-over happened in 2006 while no such expenses happened in 2007.

Depreciation and amortization expenses increased by 566% or $132,673 to $156,112 in year 2007 as compared to year 2006.  The increase is mainly attributed to the increase of equipments used for current business and future expansion purposes.

We recorded operation gain of $1,292,501 in year 2007 as compared to loss of $556,849 in year 2006.  This is mainly due to the big gross profit earned in year 2007.

Other income/(expenses) recorded other expense of beneficial conversion feature of $6,576,294 and other income of change in derivative liability of $3,899,379 in year 2007 which were resulted from convertible notes issued in December of 2007.

Net loss recorded $1,327,907 in year 2007 as compared to $530,338 in year 2006.  The loss in 2007 was mainly due to the other expenses incurred in 2007.

Liquidity and Capital Resources

Cash provided by operating activities were $659,482 during year 2007 as compared to cash provided in operating activities of $398,099 for the year 2006.  Cash provided in operating activities mainly consisted of beneficial conversion feature and change in derivative liability of $2,676,915, depreciation and amortization of $156,112, amortization of debt discount of $46,296, reserve for inventory obsolesce of $67,104, issuance of shares for services of $51,000, decrease of prepaid expenses of $160,275 and increase of accounts payable and other current liabilities of $177,258, partially offset by an increase in accounts receivable of $170,975, an increase in inventories of $124,902, an increase in advances to suppliers of $1,051,696 and net loss of $1,327,907.  Cash provided from operating activities in 2006 consisted of shares issued lieu of expense related to reverse take-over of $812,000, depreciation of $23,439, inventory provision of $19,668, the decrease in accounts receivable of $289,463, and the decrease in advance to suppliers of $94,836; offset by the net loss of $530,338, the increase in inventories of $2,541, an increase in prepaid expenses of $122,143, and decrease in accounts payable, deferred revenue, and accrued and other current liabilities in aggregate amount of $186,285.

Cash flows used in investing activities were $1,412,302 for the year 2007 as compared to $439,624 for year 2006.  Cash used in investing activities consisted of purchase of property and equipment.

Cash flows provided by financing activities were $4,566,033 for year 2007 as compared to $1,000,000 for year 2006.  Cash provided from the financing activities in year 2007 consisted of proceeds from subscription of convertible debt of $4,556,033 and proceeds from related parties of $10,000.  Cash provided from the financing activities in year 2006 represented the cash from subscription of common stocks.

Foreign currency translation effect on cash was $45,136 in year 2007 as compared to $37,252 for year 2006.

RECENT FINANCING

On December 21, 2007, China VoIP & Digital Telecom Inc., a Nevada corporation, (the "Company"), entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with an accredited institutional investor ( the "Investor"). The aggregate purchase price was $5,000,000 and the investment was as follows:

* $5,000,000 of 8.75% Senior Secured Convertible Notes (the "Notes") convertible into Company common stock at the Average Market Price (the "AMP") as of the day immediately preceding the closing date (the "Conversion Price"), defined as $.5627. The Notes will have a maturity date of 3 years from closing which can be extended by the Investor in its sole discretion for up to 2 additional years. The Company can make interest payments in cash or registered stock at the Company's option. If paid in stock, the price used will be 85% of the AMP (the "Payment-in-Stock Price"). The stock component of interest payment will be limited to 20% of the dollar value traded over the previous month.

The Notes will be senior secured obligations of the Company and will be secured by a first priority perfected security interest in all of Company and its subsidiaries, assets, and capital stock. The Company will not be permitted to incur additional indebtedness without the Investors prior written consent.

The Investor may request that the Company repurchase up to 1/3rd of the Initial Investment amount on each of 12th and 24th month anniversaries of the closing (together the "First Redemption Option", "Second Redemption Option", "First Redemption Date" and "Second Redemption Date", respectively). If however, the arithmetic average of the closing price of the common stock in each 30 day period following the effectiveness of the registration statement until the First Redemption Date has been greater than 125% of the initial Conversion Price and the dollar trading volume during the same 30 day period has been greater than $3.0 million, then the Investor will waive its first Redemption option. If the same conditions outlined above are met in any six months between the First Redemption Date and the Second Redemption Date, the Investor will waive its Second Redemption Option.

After one year following the effectiveness of the Registration Statement (as defined in the Registration Rights Agreement), the Company will have the option to prepay the Notes at the greater of (i) 125% of the equity value and (ii) 125% of the issue price plus accrued and unpaid interest. Upon being irrevocably notified by the Company of the Company's desire to exercise the Company Optional Redemption (as defined in the Notes), the Investor will determine the date of the actual prepayment not to exceed 75 business days following the receipt of the notice. If the Company exercises the Company Optional Redemption it will issue the Investor 55% 5-year warrant coverage with a strike price equal to the strike price of the existing warrants (the "Prepayment Warrants").

Other than their relationship as a result of the Securities Purchase Agreement, there is no material relationship between the Company and any of the Investors.

The Investor received three series of warrants, titled Series A Warrant, Series B Warrant, Series C Warrant (collectively the "Warrants"). The Warrants are exercisable at price per share of $.5627 and are subject to economic anti-dilution protection. The Series A Warrant is exercisable for 8,885,730 shares of the Company's common stock and expires the date eighty four (84) months after the earlier of (A) such time as all of the Registrable Securities (as defined in the Registration Rights Agreement) are available for resale pursuant to an effective Registration Statement and (B) two (2) years after December 21, 2007 . The Series B Warrant is exercisable for 6,220,011 shares of the Company's common stock and expires on the date on which the Notes issued pursuant to the Securities Purchase Agreement are no longer issued and outstanding . The Series C Warrant is exercisable for 6,353,297 shares of the Company's common stock and expires on the date sixty (60) months after the first time the Company elects a Company Optional Redemption.

Also on December 21, 2007, the Company executed a Registration Rights Agreement, which requires the Company to file a Registration Statement registering:

* all of the shares of Company common stock issuable upon conversion in full of the Notes;
* the Common Stock issuable upon exercise of the Warrants;

The Registration Statement must be filed not later than 45 days after the date of the Registration Rights Agreement and be declared effective not later than 120 days after the date thereof. In the event that either of these deadlines has not been met, the Company is to pay cash delay payments equal to 2% per month which shall apply retrospectively from 90 days following closing. If and when shares become freely tradeable without any restriction so as to render the traditional registration statement unnecessary, registration delay penalties, if any will cease to accrue. For avoidance of doubt, Investor counsel will determine if this condition is met. If there is no SEC review, the Company will take the required actions to have the registration statement declared effective immediately.

The Company intends to comply fully with its registration obligations under the Registration Rights Agreement. The Company believes that it will be able to meet the deadlines with respect to the filing date and the effective date, but it can not provide any assurance in this regard. If the Company were to default on any of its registration obligations, the proceeds available to it under the Securities Purchase Agreement could be substantially reduced.

The foregoing descriptions do not purport to be a complete description of the terms of the documents.

ITEM 7.   FINANCIAL STATEMENTS

Financial statements are attached hereto following beginning on Page F-1.

ITEM 8A.   CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

ITEM 8B.  OTHER INFORMATION

None

-- PART III --

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION (16) OF THE EXCHANGE ACT

Identification and Backgrounds of Directors and Officers

Name	Age	Principal Position	Appointment/ Resignation date

Li Kunwu	44	Chairman, CEO	January 1, 2002
Kan Kaili	64	Independent Director	August 15, 2007
Wang Qinghua	48	VP, CTO	August 14, 2001
Xu Yinyi	49	Director	November 26, 2004
Jiang Yanli	42	Director	August 16, 2006

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

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other	Restricted Stock Awards	Securities Underlying Options/ SAR	LTIP Payouts	All other compensation
Li Kunwu	2007	$ 15,000	-	-	-	-	-	-
CEO	2006	$ 15,000	-	-	-	-	-	-
	2005	$ 15,000	-	-	-	-	-	-

Wang Qinghua	2007	$ 14,000	-	-	-	-	-	-
CTO	2006	$ 14,000	-	-	-	-	-	-
	2005	$ 14,000	-	-	-	-	-	-

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following persons are known to be the beneficial owners of more than 5% of the Company’s voting securities, as of December 31, 2007:

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

Security ownership of management

The following persons are known to be the beneficial owners of the Company’s voting securities, as of December 31, 2007:

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

No disclosure necessary.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and 2006 were $10,000 and $25,000 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred no fees during the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years ended December 31, 2007 and 2006.

Audit and Non-Audit Service Pre-Approval Policy

We currently do not have an audit committee. However, our board of directors has approved the services described above.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            China VoIP & Digital Telecom, Inc

Date:  April 7, 2008

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

                                              China VoIP & Digital Telecom, Inc

Date:  April 7, 2008

By:  /S/ Wang Qinghua

                                                      --------------------------

Wang Qinghua

                                                          Director

Date:  April 7, 2008

By:  /S/ Xu Yinyi

                                                      --------------------------

Xu Yinyi

                                                         Director

Date:  April 7, 2008

By:  /S/ Jiang Yanli

                                                                                                                                        --------------------------

Jiang Yanli

Director

Date:  April 7, 2008

By:  /S/ Kan Kaili

                                                      --------------------------

Kan Kaili

Director

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet

2

Consolidated Statements of Operations

3

Consolidated Statements of Cash Flow

4

Consolidated Statements of Changes in Stockholders’ Equity

5

Notes to Consolidated Financial Statements

6-20

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

China Voip & Digital Telecom Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of China Voip & Digital Telecom Inc. and Subsidiary as of December 31, 2007, and the related consolidated statements of operation, stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Voip & Digital Telecom Inc. and Subsidiary as of December 31, 2007, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has accumulated deficit of $1,612,129 at December 31, 2007 including a net loss of $1,327,907 and $530,338 for the years ended December 31, 2007 and 2006. These factors as discussed in Note 17 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

January 27, 2008

CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2007

Assets
Current assets
Cash and cash equivalents	$5,346,165
Accounts receivable	174,641
Advance to suppliers	1,109,350
Inventories - net	148,548
Other current assets	79,680
Total Current Assets	6,858,384

Fund Raising Fee	443,967

Property & Equipment - net	1,876,477

Intangible Assets - net	6,388

Total Assets	$9,185,216

Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable	$17,166
Warrant Liability	7,676,915
Accrued expenses and other current liabilities	317,582
Due to related party	20,000
Total Current Liabilities	8,031,663

Long Term Liabilities-Convertible Debt, net	46,296

Stockholders' Equity
Common Stock, part value $.001 per share, 75,000,000 shares authorized; 53,008,000 shares issued and outstanding	53,008
Additional paid-in-capital	3,408,515
Shares to be cancelled	(1,212,000)
Other comprehensive income	241,230
Statutory reserves	228,633
Accumulated deficit	(1,612,129)
Total Stockholders' Equity	1,107,257

Total Liabilities and Stockholders' Equity	$9,185,216

The accompanying notes are an integral part of these consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Net sales	$6,083,671	$1,449,969
Cost of sales	3,916,360	954,212
Gross profit	2,167,311	495,757

Operating Expenses :
Selling, general and administrative	718,698	1,029,167
Depreciation and amortization	156,112	23,439
Total operating expenses	874,810	1,052,606

Income (Loss) from operations	1,292,501	(556,849)

Other income (expenses)
Interest income	3,575	936
Interest expenses	(26,747)	(4,119)
Subsidy income	50,819	29,856
Beneficial conversion feature	(6,576,294)	-
Change in derivative liability	3,899,379	-
Other income (expense)	28,860	(162)
Total other income (expense)	(2,620,408)	26,511

Net loss	(1,327,907)	(530,338)

Other comprehensive income
Foreign currency translation	186,927	37,252

Net comprehensive loss	$(1,140,980)	$(493,086)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.02)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC & DILUTED	51,759,507	50,931,973

The accompanying notes are an integral part of these consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Cash flows from operating activities:
Net loss	$(1,327,907)	$(530,338)
Adjustments to reconcile net income to net cash
provided by operating activities:
Beneficial conversion feature	6,576,294	-
Change in derivative liability	(3,899,379)	-
Amortization of debt discount	46,296	-
Depreciation and amortization	156,112	23,439
Reserve for inventory obsolesce	67,104	19,668
Issuance of shares for services	51,000	812,000
Changes in operating assets and liabilities:
Accounts receivable	(170,975)	289,463
Inventories	(124,902)	(2,541)
Advances to suppliers	(1,051,694)	94,836
Prepaid expenses and other assets	160,275	(122,143)
Accounts payable	16,482	(115,518)
Deferred revenue	-	(12,765)
Accrued expenses and other current liabilities	160,776	(58,002)
Total Adjustments	1,987,389	928,437
Net cash provided by operating activities	659,482	398,099

Cash flows from investing activities:
Purchase of property and equipment	(1,412,302)	(439,624)

Cash flows from financing activities:
Proceeds from subscription of convertible debt	4,556,033	-
Proceeds from related parties - net	10,000	-
Proceeds from subscription of common stocks	-	1,000,000
Net cash provided by financing activities	4,566,033	1,000,000

Foreign currency translation	45,136	37,252

Net increase in cash and cash equivalents	3,858,349	995,727
	3,858,349
Cash and cash equivalents, beginning balance	1,487,816	492,089

Cash and cash equivalents, ending balance	$5,346,165	$1,487,816

SUPPLEMENTARY DISCLOSURE:

Interest paid	$26,747	$-

Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Additional	Shares		Other		Total
	Common Stock		Paid	to be	Statutory	Comprehensive	Retained Earnings/	Stockholders'
	Shares	Amount	in Capital	Cancelled	Reserves	Income	( Accumulated Deficit)	Equity
Balance December 31, 2005	40,000,000	$414,154	$-	$-	$-	$17,051	$474,750	$905,955

Recapitalization of Jinan on reverse acquisition	10,858,000	(363,296)	335,665	-	-	-	-	(27,631)
Issuance of shares for cash	500,000	500	999,500	-	-	-	-	1,000,000
Issuance of shares for services	400,000	400	811,600	-	-	-	-	812,000
Foreign currency translation	-	-	-	-	-	37,252	-	37,252
Transfer to Statutory Reserve	-	-	-	-	70,859	-	(70,859)	-
Net Loss	-	-	-	-	-	-	(530,338)	(530,338)

Balance December 31, 2006	51,758,000	51,758	2,146,765	-	70,859	54,303	(126,447)	2,197,238

Issuance of shares for services	1,200,000	1,200	1,210,800	-	-	-	-	1,212,000
Shares to be cancelled	-	-	-	(1,212,000)	-	-	-	(1,212,000)
Shares issued in lieu of compensation	50,000	50	50,950	-	-	-	-	51,000
Foreign currency translation	-	-	-	-	-	186,927	-	186,927
Transfer to statutory reserve	-	-	-	-	157,774	-	(157,774)	-
Net loss	-	-	-	-	-	-	(1,327,907)	(1,327,907)

Balance December 31, 2007	53,008,000	$53,008	$3,408,515	$(1,212,000)	$228,633	$241,230	$(1,612,129)	$1,107,257

The accompanying notes are an integral part of these consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.  As of December 31, 2007, the reserve for obsolescence was $90,882.

Property, Plant & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Furniture and Fixtures

5 years

Equipment

5 years

Computer Hardware and Software

5 years

Building

30 years

Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

 Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of October 01, 2005 and will recognize stock-based compensation expense using the modified prospective method.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

l  A brief description of the provisions of this Statement

l The date that adoption is required

l The date the employer plans to adopt the recognition provisions of this Statement, if earlier

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

Foreign Currency Translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity

For the years ended December 31, 2007 and 2006, the foreign currency translation gain is $186,927 and $37,252 respectively. The accumulated comprehensive foreign currency translation gain amounted to $241,230 as on December 31, 2007.

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

For the year ended December 31, 2007, there was no major customer. For the year ended December 31, 2007, one supplier provided 82% of the cost of sales.  The balance advanced to the supplier as of December 31, 2007 was $992,560.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents as the same is not covered by insurance.

NOTE 5   ADVANCES TO SUPPLIERS

The Company made prepayments to suppliers to purchase inventory, equipment or services. This amount represents the advances paid by the Company to suppliers of $1,109,350 at December 31, 2007.

NOTE 6   OTHER CURRENT ASSETS

As of December 31, 2007, the other current assets comprise of the following:

Advance to attorney	$50,000
Advances to Staff	24,610
Due from related party	5,070
Total	$79,680

NOTE 7

FUND RAISING FEE

As of December 31, 2007, the Company has fund raising fee amounting to $443,967 associated with issuance of 5 million senior convertible notes. The amount will be amortized with the life time of the senior convertible notes.

Amortization for the next 5 years is as follows :
2008	$147,989
2009	147,989
2010	147,989

Total	$443,967

NOTE 8  PROPERTIES AND EOUIPMENT

The balances of Company property and equipment as of December 31, 2007 are summarized as follows:

Electronic Equipment	$1,506,841
Vehicles	89,664
Office Equipment	9,969
Construction in progress	437,571
2,044,045

Less: Accumulated depreciation	(167,568)

Property and equipment, net	$1,876,477

The depreciation expense for the years ended December 31, 2007 and 2006 was $137,706 and $5,856 respectively.

NOTE 9   INTANGIBLE ASSET

Intangible asset comprised of a set of software acquired from third parties. This set of software is used for the core technology of the Company’s VOIP business.  It is amortized over 5 years. Intangible assets comprised of following at December 31, 2007:

Software	$95,842
Less: amortization	(89,454)
Intangible asset, net	$6,388

Amortization for the next 5 years is as follows :

2008	$6,388

The amortization expense for the years ended December 31, 2007 and 2006 was $18,406 and $17,583 respectively.

NOTE 10 – SENIOR SECURITY NOTE

On December 21, 2007, the Company issued a senior debenture to CASTLERIGG MASTER INVESTMENTS LTD in the amount of $5,000,000 that accrues interest at 8.75% per annum and is due on December 21, 2010. In addition, the Company also issued to CASTLERIGG MASTER INVESTMENTS LTD three series of warrants, titled Series A Warrant, Series B Warrant, Series C Warrant (collectively the “Warrants”) to purchase 21,459,038 shares of the Company’s common stock. The Warrants are exercisable at price per share of $.5627 and are subject to economic anti-dilution protection.  The Series A Warrant is exercisable for 8,885,730 shares of the Company’s common stock and expires the date eighty four (84) months after the earlier of (A) such time as all of the Registrable Securities (as defined in the Registration Rights Agreement) are available for resale pursuant to an effective Registration Statement and (B) two (2) years after December 21, 2007.  The Series B Warrant is exercisable for 6,220,011 shares of the Company’s common stock and expires on the date on which the Notes issued pursuant to the Securities Purchase Agreement are no longer issued and outstanding .  The Series C Warrant is exercisable for 6,353,297 shares of the Company’s common stock and expires on the date sixty (60) months after the first time the Company elects a Company Optional Redemption.

The Company shall initially reserve out of its authorized and unissued Common Stock a number of shares of Common Stock for each of the Notes equal to 130% of the Conversion Rate with (i) issuable upon conversion of the Notes, (ii) upon exercise of the Warrants, without taking into account any limitations on the Conversion of the Notes or exercise of the Warrants set forth in the Notes and Warrants, respectively) and (iii) as Interest Shares pursuant to the terms of the Notes. As of December 31, 2007, the Company did not have enough authorized and unissued common stock to reserve 130% shares. This amount is due subject to default .

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the Company does not have sufficient unissued authorized share capital. The Company is required to increase the authorized share capital which is not within th control of the Company. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability was calculated to be $0 at December 31, 2007. In addition, since the Company does not have enough number of unissued authorized shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction have been reported as liability at December 31, 2007 in the accompanying balance sheet with a fair value of $7,676,915.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions:

	Series A	Series B	Series C
Risk-free interest rate	3%	2.5%	2.85%
Expected life of the warrants	7 years	3 years	6 years
Expected volatility	132.52%	132.52%	132.52%
Expected dividend yield	0%	0%	0%

The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $331,438 and $11,244,857, respectively.  The first $5,000,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the debentures and the excess of $6,576,294 has been shown as financing costs in the accompanying statement of operations.

Warrants outstanding at December 31, 2007 and related weighted average price and intrinsic value is as follows:

	Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Series A	0.5627	8,885,730	2.90	0.15	8,885,730	0.15	-
Series B	0.5627	6,220,011	0.87	0.24	6,220,011	0.24	-
Series C	0.5627	6,353,297	1.78	0.17	6,353,297	0.17	-
Total		21,459,038	5.54	0.56	21,459,038	0.56	_

NOTE 11  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2007 are summarized as follows:

2007
Subsidy income	27,344
Interest payable	20,833
Accrued expenses	$54,587
Accrued staff welfare	9,385
Tax payables	127,793
Security deposits	43,330
Others	34,310
Total	$317,582

NOTE 12   DUE TO RELATED PARTY

Due to related party of $20,000 as of December 31, 2007 represents $10,000 payable to former beneficial owner of Crawford Lake Mining Inc. and $10,000 payable to Li Kunwu, the CEO of the Company.  The payables are unsecured, non interest bearing and payable on demand.

NOTE 13  STATUTORY RESERVES

As stipulated by the Company Law of the People's Republic of China (PRC) executed on 2006, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

1.Making up cumulative prior years' losses, if any;

2.Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

3.Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

4.Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the company has allocated 10% of its net income after tax to surplus as of December 31, 2007. The amount included in the statutory reserves as of December 31, 2007 amounted to $157,774.

Balances of Statutory reserves as of December 31, 2007 and 2006 are as follows:

December 31, 2007
Net income of operation in PRC	$ 1,577,737
Reserve rate of statutory fund	10%
Amount reserved in 2007	$ 15,777,370

Balance of statutory reserve at December 31, 2006	$ 3,542,900
Change in 2007	157,773.7
Balance of statutory reserve at December 31, 2007	$ 193,203

According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is not required to reserve the “Statutory common welfare fund”. Accordingly, the Company did not reserve the common welfare fund in 2007. The amount in the Statutory common welfare fund as of December 31, 2007 amounted to $35,429.

NOTE 14   STOCKHOLDER’S EQUITY

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

As of August 21, 2007, Downshire Capital Inc. was not able to complete the financing before closing deadline according to the termsheet signed with the Registrant on July 17,2007. After further negotiation, both parties could not reach further agreement to extend the termsheet and the termsheet was terminated accordingly.  The stock transfer agent of the Company has put restriction on the stock to trade. The Company requested its stock transfer agent to cancel the shares. However, Downshire Capital Inc. did not return the certificates to stock transfer agent as of December 31, 2007. The shares have been classified as “Shares to be cancelled” in the accompanying financial statements.

Note 15  INCOME TAXES

The Company is registered in the State of Navada and has operations in primarily two tax jurisdictions - the PRC and the United States. For the operation in the US, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2007. Accordingly, the Company has no net deferred tax assets.

The operation in PRC is approved as hi-tech software company, Jinan YinQuan is completely exempt of income tax for the first 2 years up to December 2007 and is 50% exempt of income tax for the next 3 years pursuant to State Tax notice no 2003(82).

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2007	2006
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Valuation allowance	(40%)	(40%)
Foreign income tax - PRC	33%	33%
Exempt from income tax	(33%)	(33%)
Tax expense at actual rate	0%	0%

United States of America

As of December 31, 2007, the Company in the United States had approximately $2,905,645 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at December 31, 2007 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2007 and 2006.

	2007	2006
Net operation loss carry forward	$ 2,905,645	$ 885,770
Total deferred tax assets	74,525	14,097
Less: valuation allowance	(74,525)	(14,097)
Net deferred tax assets	$ -	$ -

Note 16  OPERATING LEASE

The company leases its office space under an operating lease expiring March 2008.  Total rent expense under this operating lease was approximately $1,467 and $0 during the years ended December 31, 2007 and 2006, respectively. Starting from April 2008, the company’s new building will be ready and the company doesn’t need to incur rent expense. The rent expenses for the next five years after December31, 2007 are as follows:

Year 2008	$3,728
$3,728

NOTE 17   SEGMENT REPORTING

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

During the year ended December 31, 2007 and 2006, the Company is organized into three main business segments: (1) Telecommunications minutes, (2) Equipment Sales and (3) Technical services. There were no transactions between segments. The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, 2007 and 2006:

	Years ended
	2007	2006
Revenues from unaffiliated customers:
Telecommunication	$ 4,485,713	$ 966,815
Equipment sales	486,181	483,154
Technical services	1,111,777	-
Consolidated	$ 6,083,671	$ 1,449,969

Operating income (loss):

Telecommunication	$ 704,300	$ 286,212
Equipment sales	25,991	20,288
Technical services	769,204	-
Corporation (1)	(7,227,256)	(863,349)
Consolidated	$(5,727,761)	$ (556,849)

Net income (loss) before taxes:
Telecommunication	$ 740,625	$ 310,968
Equipment sales	27,332	22,043
Technical services	808,878	-
Corporation (1)	(7,248,089)	(863,349)
Consolidated	$ (5,671,254)	$ (530,338)

Identifiable assets:
Telecommunication	$ 8,723,801	$ 1,570,337
Equipment sales	17,448	784,757
Technical services	-	-
Consolidated	$ 8,741,249	$ 2,355,794

Depreciation and amortization
Telecommunication	$ 156,112	$ 23,439

Capital contribution
Telecommunication	$ 1,412,302	$ 439,624

(1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.

Note 17

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has an accumulated deficit of $1,612,129 as of December 31, 2007 including losses of $1,327,907 and $530,338 for the years ended December 31, 2007 and 2006, and the Company's operations do not generate sufficient cash to cover its operating costs.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.