Form 10KSB/A
period 2006-12-31
China VoIP & Digital Telecom Inc.
filed 2008-04-17
CIK 1337615

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

Common Stock:  par value of $0.001;   5 3  ~~2~~ , 00  ~~95~~ 8,000 shares issued and outstanding on  ~~September 30~~  December 31 , 2007.

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

ITEM 8A.   CONTROLS AND PROCEDURES

 ~~Evaluation of disclosure controls and procedures~~

 ~~As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in promptly alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic reports.~~

Pursuant to Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq. ) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In this regard, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2006.

ITEM 8B.  OTHER INFORMATION

None

-- PART III --

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION (16) OF THE EXCHANGE ACT

Identification and Backgrounds of Directors and Officers

Name	Age	Principal Position	Appointment/ Resignation date

Li Kunwu	4 4  ~~2~~ 	Chairman, CEO	January 1, 2002
Kan Kaili	6 4  ~~2~~ 	Independent Director	August 15, 2007
Wang Qinghua	4 8  ~~6~~ 	VP, CTO	August 14, 2001
Xu Yinyi	4 9  ~~7~~ 	Director	November 26, 2004
Jiang Yanli	4 2  ~~0~~ 	Director	August 16, 2006

Mr. Li is currently serving as the Chairman of the Company.  Prior to that, Mr. Li was the Financial Director of Shandong Luneng Taishan Football Club Co. Ltd., one of the top 15 Football Club of China, for more than 3 years.  Immediately before his role as Financial Director,    h  ~~H~~ e ~~also~~  served as Finance M  ~~m~~ anager or Financial Controller in Shandong Luneng Group and its subsidiaries.  Mr. Li is a CPA in the PRC, with an experience serving as a Financial  Controller in large-scale state-owned enterprises for more than fifteen years. He holds degrees in economics, management/finance, and accounting from Shandong University.

Mr. Wang  ~~is serving~~  serves as the Managing Director and Chief Technology Officer of the Company which is a position he has held since founding  ~~..  He is also the key founder of the~~  Jinan Yinquan in 2001 .  Mr. Wang is an expert in the areas of software, system integration, net - work communication, and project management.  Prior to found ing  ~~ation   of~~ the Company, Mr. Wang severed as a CEO of Shandong Meigao Electronics Project Co., Ltd.  Mr. Wang also served as Vice President, Senior Engineer and other positions in other IT companies.

Mr. Xu  ~~is~~ ser ves  ~~ving~~ as the Director of the Company.  He is also currently the Chairman and CEO of Shanghai Nanzheng Industry Co. Ltd a role that he has held for the past four years .   Prior to that, h  ~~H~~ e served as  ~~was~~  the CEO of China Southern Security Corporation Qingdao Branch.  Prior to that, he served as CEO of Shandong Luye Group Ltd.   Additionally, Mr. Xu  ~~He~~  also served as the Chief Representative of Foreign Trade Section of Jinan Government in Shanghai.

Mr. Jiang serves as  Director of the Company since 2001 .  He is also the only member of the audit committee of the Company. Mr Jiang has a master's degree in finance management and consultation with more than twenty years of experience. He is currently serving for numerous state and private owned organizations including the commissioner of CPPCC Shandong Province, the vice-chairman of China International Commercial Chamber Qingdao Chamber, executive commissioner of Qingdao Industry & Commerce League, vice-president of Qingdao Professional Manager Association and vice-chairman of Qingdao Internal Audit Association . In 2005, Mr Jiang was honored with the “100 Faithful Stars of China Economy” award for his service to China and its economy.  Mr Jiang has published more than 40 economic and financial thesis and has written articles for newspapers and magazines, including the state, provincial and civic.

Professor Kan, who earned a Doctorate degree from Stanford University, currently serves as the Professor of Beijing University of Posts and Telecommunications , a role he played for the previous five years . He is a director of China's Information Industry Policy and Development Institute and Commissioner of the Advisory Commission for China's Telecommunications Act ~~for the previous five years~~ .  Prior to that, Professor Kan  ~~He~~ formally served as a strategy consultant on telecommunications policies and development of the World Bank.His primary areas of concentration are policies of telecommunications and the information industry as well as business management strategy.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the compensation paid over the past three fiscal years with respect to: (i) the Company’s President as of the end of the 2007 and 2006 fiscal year; (ii) the two other most highly compensated executive officers (in terms of salary and bonus) serving at the end of the 2007 and 2006 fiscal year whose annual salary and bonus exceeded $100,000; and (iii) up to two additional individuals who would be in category (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year (the “named executive officers”):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Li Kunwu, CEO and President	2007 2006	$ $	15,000 15,000	—	—	—	—	—	—	$ $	15,000 15,000
Wang Qinghua, Chief Technology Officer	2007 2006	$ $	15,000 15,000	—	—	—	—	—	—	$ $	15,000 15,000

No stock options were granted or exercised by any executive officer during the fiscal year ended December 31, 2007.

For the year ended 31, 2007, we paid $0 as the director remuneration to our independent directors.

The Company executed a labor contract with Mr. Li Kunwu for a term of 5 years.  Specifically, the contract was effective January 3, 2007 and expires on January 2, 2012.  The annual salary is $15,000.

The Company executed a labor contract with Mr. Wang Qinhua for a term of 5 years.  Specifically, the contract was effective June 1, 2006 and expires on May 31, 2011.  The annual salary is $14,000.

There would be no specific salary increment and bonus scheme for the above mentioned key managements for the next three years; it all depends on the profitability of the company and subject to the Board of Directors’ approval.

Each employment contract immediately terminates upon death or disability, and may be terminated by the Company either with or without cause after 30 days notice, or terminated by the officer for good reason with 60 days notice.  We are not currently aware of the plans of any key employees to retire or leave the Company.

 ~~Executive Compensation~~

 ~~SUMMARY COMPENSATION TABLE~~

 ~~Long Term Compensation~~
 ~~Annual Compensation~~ 	 ~~Awards~~ 	 ~~Payouts~~

 ~~Name and Principal Position~~ 	 ~~Year~~ 	 ~~Salary~~ 	 ~~Bonus~~ 	 ~~Other~~ 	 ~~Restricted Stock Awards~~ 	 ~~Securities Underlying Options/ SAR~~ 	 ~~LTIP Payouts~~ 	 ~~All other compensation~~
 ~~Li Kunwu~~ 	 ~~2006~~ 	 ~~$ 15,000~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~
 ~~CEO~~ 	 ~~2005~~ 	 ~~$ 15,000~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~
	 ~~2004~~ 	 ~~$ 15,000~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~

 ~~Wang Qinghua~~ 	 ~~2006~~ 	 ~~$ 14,000~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~
 ~~CTO~~ 	 ~~2005~~ 	 ~~$ 14,000~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~
	 ~~2004~~ 	 ~~$ 14,000~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~

 ~~Employment Agreements~~

 ~~The Company executed a labor contract with Mr. Li Kunwu for a term of 5 years.  Specifically, the contract was effective January 3, 2007 and expires on January 2, 2012.  The annual salary is $15,000.~~

 ~~The Company executed a labor contract with Mr. Wang Qinhua for a term of 5 years.  Specifically, the contract was effective June 1, 2006 and expires on May 31, 2011.  The annual salary is $14,000.~~

 ~~Directors Compensation~~

 ~~Each director is compensated $3,000 per year annually exclusive of their salary.~~

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

                                            China VoIP & Digital Telecom, Inc

Date:   ~~November 19, 2007~~  April 16, 2008

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

                                              China VoIP & Digital Telecom, Inc

Date:   ~~November 19, 2007~~  April 16, 2008

By:  /S/ Wang Qinghua

                                                      --------------------------

Wang Qinghua

                                                          Director

Date:   ~~November 19, 2007~~  April 16, 2008

By:  /S/ Xu Yinyi

                                                      --------------------------

Xu Yinyi

                                                         Director

Date:   ~~November 19, 2007~~  April 16, 2008

By:  /S/ Jiang Yanli

                                                                                                                                        --------------------------

Jiang Yanli

Director

Date:   ~~November 19, 2007~~  April 16, 2008

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