Form 10QSB
period 2008-03-31
China VoIP & Digital Telecom Inc.
filed 2008-05-15
CIK 1337615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

¢   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2008

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___ to _______

Commission file number      333-131017

CHINA VOIP & DIGITAL TELECOM INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

i

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock: par value of $0.001; 53,008,000 shares issued and 51,808,000 shares outstanding on May 15, 2008.

CHINA VOIP & DIGITAL TELECOM INC.

FORM 10-QSB

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CHINA VOIP & DIGITAL TELECOM, INC.

TABLE OF CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND AS OF DECEMBER 31, 2007 (AUDITED).

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED).

PAGES	4 - 18	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,355,265	$5,346,165
Accounts receivable	26,915	174,641
Advance to suppliers	1,985,522	1,109,350
Inventories - net	166,017	148,548
Deposit	569,622	-
Other current assets	366,326	79,680
Total Current Assets	7,469,667	6,858,384

Dent issue cost	406,970	443,967

Property & Equipment - net	2,238,722	1,876,477

Intangible Assets - net	1,664	6,388

Total Assets	$10,117,023	$9,185,216

Liabilities & Stockholders' Equity/(Deficit)
Current Liabilities
Accounts payable	$-	$17,166
BCF Liability	598,009	-
Warrant Liability	11,750,164	7,676,915
Accrued expenses and other current liabilities	482,881	317,582
Due to related party	20,000	20,000
Total Current Liabilities	12,851,054	8,031,663

Long term Liabilities-Convertible debt	462,963	46,296

Stockholders' Equity/(Deficit)
Common Stock, part value $.001 per share, 75,000,000 shares authorized; 53,008,000 shares issued and outstanding	53,008	53,008
Additional paid-in-capital	3,408,515	3,408,515
Shares to be cancelled	(1,212,000)	(1,212,000)
Other comprehensive income	601,342	241,230
Statutory reserves	304,203	228,633
Accumulated deficit	(6,352,062)	(1,612,129)
Total Stockholders' Equity/(Deficit)	(3,196,994)	1,107,257

Total Liabilities and Stockholders' Equity/(Deficit)	$10,117,023	$9,185,216

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

		2008	2007

Net sales		$1,999,741	$988,134
Cost of sales		1,007,556	770,424
Gross profit		992,185	217,710

Operating Expenses :
	Selling, general and administrative	282,745	79,681
	Depreciation and amortization	43,006	14,459
	Total operating expenses	325,751	94,140

Income from operations		666,434	123,570

Other income (expenses)
	Interest income	620	3,024
	Interest expenses	(187,500)	-
	Subsidy income	10,322	7,519
	Amortization of beneficial conversion feature	(416,667)	-
	Change in derivative liability	(4,671,258)	-
	Other income(expense)	14,023	(64)
	Total other income (expense)	(5,250,460)	10,479

Income (loss) before income tax		(4,584,026)	134,049

Income tax		(14,319)	-

Net income (loss)		(4,598,345)	134,049

Other comprehensive gain
Foreign currency translation gain		360,112	7,482

	Net comprehensive income (loss)	$(4,238,233)	$141,531

NET EARNINGS (LOSS) PER COMMON SHARE

--	Basic	$(0.080)	$0.003
--	Diluted	$(0.083)	$0.003

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
--	Basic	53,008,000	51,758,000
--	Diluted	55,300,370	51,758,000
The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC AND SUBSIDIARY
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(4,598,345)	$134,049
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Change in derivative liability	4,671,258	-
Depreciation and amortization	43,006	14,459
Provision for bad debt	116,255	-
Amortization of debt discount and fund raising fee	453,664	-
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	35,415	(72,442)
Decrease in inventories	(11,053)	(92,001)
Increase in advances to suppliers	(812,304)	(218,871)
(Increase)/decrease prepaid expenses and other assets	(836,951)	186,012
Increase/(decrease) in accounts payable	(17,497)	36,417
Increase in accrued expenses and other current liabilities	155,237	6,285
Total Adjustments	3,797,030	(140,141)
Net cash used in operating activities	(801,315)	(6,092)

Cash flows from investing activities:
Purchase of property and equipment	(316,285)	(402,582)
Receivable from related party	(5,070)	-
Net cash used in investing activities	(321,355)	(402,582)

Effect of exchange rate changes on cash & cash equivalents	126,699	(1,396)

Net decrease in cash and cash equivalents	(990,900)	(410,070)

Cash and cash equivalents, beginning balance	5,346,165	1,487,816

Cash and cash equivalents, ending balance	$4,355,265	$1,077,746

SUPPLEMENTARY DISCLOSURE:

Interest paid	$-	$-

Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by China Voip & Digital Telecom Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three month periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  Our functional currency is the Chinese Renminbi; however the accompanying financial statements have been translated and presented in United States Dollars ($).

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.  As of March 31, 2008, the reserve for obsolescence was $94,660.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. As per SFAS 131, the company operates in two segments based on nature of products and services: Telecommunications, Sale of equipments and Technical services.

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

●

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

Foreign Currency Translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity

For the three month periods ended March 31, 2008 and 2007, the foreign currency translation gain is $360,112 and $7,482 respectively. The accumulated comprehensive foreign currency translation gain amounted to $601,1342 as on March 31, 2008.

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

For the three month periods ended March 31, 2008 and 2007, one customer contributed 31% and 0% of total revenue without outstanding accounts receivable balance.  For the three month periods ended March 31, 2008 and 2007, one supplier provided 99% and 82% of the cost of sales respectively.  The Company advanced to the supplier as of March 31, 2008 was $1,843,387.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents as the same is not covered by insurance.

NOTE 5   ADVANCES TO SUPPLIERS

The Company made prepayments to suppliers to purchase inventory, equipment or services. This amount represents the advances paid by the Company to suppliers of $1,985,522 and $1,109,350 as of March 31, 2008 and December 31, 2007 respectively.

NOTE 6   DEPOSIT

On March 6, 2008, the Board of Director of theCompany held a board meeting regarding the intent to purchase shares of Power Unique (Beijing) Co., Ltd (“Power Unique”) and become the 80% share holders of Power Unique and approved the transaction.  As of March 31, 2008, the deposit balance for the intent to purchasing 80% share of Power Unique was $569,622. The official contract was subsequently signed on April 5, 2008 and the title was officially transferred on May 7, 2008.

NOTE 7   OTHER CURRENT ASSETS

As of March 31, 2008 and December 31, 2007, the other current assets comprise of the following:

	3-31-2008 (unaudited)	12-31-2007
Advance to attorney	$50,000	$50,000
Advances to Staff and other	26,345	24,610
Advance to Power Unique	289,981	5,070
Total	$366,326	$79,680

NOTE 7 DEBT ISSUE COST

The Company recorded fund raising fee amounting to $443,967 associated with issuance of 5 million senior convertible notes during the year ended December 31, 2007. The amount will be amortized with the life time of the senior convertible notes.

As of March 31, 2008 the balance of fund raising fee amounted $406,970. During the three month period ended March 31, 2008, $36,997 was amortized.

Amortization for the next 3 years is as follows :
2008	$110,992
2009	147,989
2010	147,989

Total	$406,970

NOTE 8 PROPERTIES AND EQUIPMENT

The balances of Company property and equipment as of March 31, 2008 and December 31, 2007 are summarized as follows:

	3/31/2008 (unaudited)	12/31/2007
Electronic Equipment	$1,706,031	1,506,841
Vehicles	127,831	89,664
Office Equipment	10,668	9,969
Construction in progress	607,680	437,571
	2,452,210	2,044,045
Less: Accumulated depreciation	(213,488)	(167,568)
Property and equipment, net	$2,238,722	1,876,477

The depreciation expense for the years ended March 31, 2008 and 2007 was $38,121and $9,949 respectively.

NOTE 9   INTANGIBLE ASSET

Intangible asset comprised of a set of software acquired from third parties. This set of software is used for the core technology of the Company’s VOIP business.  It is being amortized over 5 years. Intangible assets comprised of following at March 31, 2008 and December 31, 2007:

	3/31/2008 (unaudited)	12/31/2007
Software	$99,826	95,842
Less: amortization	(98,162)	(89,454)
Intangible asset, net	$1,664	6,388

Amortization for the future period is as follows :
In the year ended December 31,
2008	$1,664

The amortization expense for the 3 months ended March 31, 2008 and 2007 was $4,885 and $4,510 respectively.

NOTE 10 – SENIOR SECURITY NOTE

On December 21, 2007, the Company issued a senior debenture to CASTLERIGG MASTER INVESTMENTS LTD in the amount of $5,000,000 that accrues interest at 8.75% per annum and is due on December 21, 2010. In addition, the Company also issued to CASTLERIGG MASTER INVESTMENTS LTD three series of warrants, titled Series A Warrant, Series B Warrant, Series C Warrant (collectively the “Warrants”) to purchase 21,459,038 shares of the Company’s common stock. The Warrants are exercisable at price per share of $0.5627 and are subject to economic anti-dilution protection.  The Series A Warrant is exercisable for 8,885,730 shares of the Company’s common stock and expires the date eighty four (84) months after the earlier of (A) such time as all of the Registrable Securities (as defined in the Registration Rights Agreement) are available for resale pursuant to an effective Registration Statement and (B) two (2) years after December 21, 2007.  The Series B Warrant is exercisable for 6,220,011 shares of the Company’s common stock and expires on the date on which the Notes issued pursuant to the Securities Purchase Agreement are no longer issued and outstanding .  The Series C Warrant is exercisable for 6,353,297 shares of the Company’s common stock and expires on the date sixty (60) months after the first time the Company elects a Company Optional Redemption.

The Company shall initially reserve out of its authorized and unissued Common Stock a number of shares of Common Stock for each of the Notes equal to 130% of the Conversion Rate with (i) issuable upon conversion of the Notes, (ii) upon exercise of the Warrants, without taking into account any limitations on the Conversion of the Notes or exercise of the Warrants set forth in the Notes and Warrants, respectively) and (iii) as Interest Shares pursuant to the terms of the Notes. As of March 31, 2008, the Company did not have enough authorized and unissued common stock to reserve 130% shares. This amount is due subject to default .

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the Company does not have sufficient unissued authorized share capital. The Company is required to increase the authorized share capital which is not within the control of the Company. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability was calculated to be $598,009 and $0 at of March 31, 2008 and December 31, 2007. In addition, since the Company does not have enough number of unissued authorized shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction have been reported as liability at March 31, 2008 and

December 31, 2007 in the accompanying balance sheet with a fair value of $11,750,164 and $7,676,915, respectively.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions:

	Series A	Series B	Series C
Risk-free interest rate	3%	2.5%	2.85%
Expected life of the warrants	7 years	3 years	6 years
EExpected volatility	133.47%	133.47%	133.47%
EExpected dividend yield	0%	0%	0%

The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $331,438 and $11,244,857, respectively.  The first $5,000,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the debentures and an additional discount $6,576,294 has been shown as financing costs in the accompanying statement of operations.

The fair value of the beneficial conversion feature and the warrants as of March 31, 2008 were $598,009 and $11,750,164, respectively.  The change in the value of the warrants liability and beneficial conversion feature liability has been presented as a component of income in the accompanying financial statements...

Warrants outstanding at March 31, 2008 and related weighted average price and intrinsic value is as follows:

	Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Series A	0.5627	8,885,730	6.72	0.15	8,885,730	0.15	-
Series B	0.5627	6,220,011	2.72	0.24	6,220,011	0.24	-
Series C	0.5627	6,353,297	5.72	0.17	6,353,297	0.17	-
Total		21,459,038	5.27	0.56	21,459,038	0.56	_

NOTE 11  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2008 are summarized as follows:

	Mar 31, 2008 (unaudited)	Dec 31, 2007
Subsidy income	28,481	27,344
Interest payable	187,500	20,833
Accrued expenses	$52,583	54,587
Accrued staff welfare	8,054	9,385
Tax payables	143,471	127,793
Security deposits	49,643	43,330
Others	13,149	34,310
Total	$482,881	317,582

NOTE 12   DUE TO RELATED PARTY

Due to related party of $20,000 as of March 31, 2008 and December 31, 2007 represents $10,000 payable to former beneficial owner of Crawford Lake Mining Inc. and $10,000 payable to Li Kunwu, the CEO of the Company.  The payables are unsecured, non interest bearing and payable on demand.

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

In accordance with the Chinese Company Law, the company has allocated 10% of its net income after tax to surplus as of March 31, 2008 and December 31, 2007. The Company allocated $75,570 and $157,774 as its statutory reserve as of March 31, 2008 and December 31, 2007 respectively.

Balances of Statutory reserves as of December 31, 2007 are as follows:

March 31, 2008
Net income of operation in PRC	$ 755,697
Reserve rate of statutory fund	10%
Amount reserved in 2007	$ 75,570

Balance of statutory reserve at December 31, 2007	$ 228,633
Change in 2008	75,570
Balance of statutory reserve at March 31, 2008	$ 304,203

According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is not required to reserve the “Statutory common welfare fund”. Accordingly, the Company did not reserve the common welfare fund in 2007 and 2008.

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

Note 15  INCOME TAXES

The Company is registered in the State of Navada and has operations in primarily two tax jurisdictions - the PRC and the United States. For the operation in the US, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2008.

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

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2008	2007
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Valuation allowance	(40%)	(40%)
Foreign income tax - PRC	15%	33%
Exempt from income tax	(7.5%)	(33%)
Tax expense at actual rate	7.5%	0%

United States of America

As of March 31, 2008, the Company in the United States had approximately $5,354,043 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at March  31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of March 31, 2008 and December 31, 2007:

	3-31-2008	12-31-2007
Net operation loss carry forward	$ 5,354,043	$ 2,905,645
Total deferred tax assets	164,898	74,525
Less: valuation allowance	(164,898)	(74,525)
Net deferred tax assets	$ -	$ -

Note 16  OPERATING LEASE

The company leases its office space under an operating lease expiring May 2008.  Total rent expense under this operating lease was approximately $6,000 and $3,217 during the three month periods ended March 31, 2008 and 2007, respectively. Starting from June 2008, the company’s new building will be ready and the company doesn’t need to incur rent expense. The rent expenses for the next five years after March 31, 2008 are as follows:

Year 2009	$2,143
$2,143

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

During the three month periods ended March 31, 2008 and 2007, the Company is organized into three main business segments: (1) Telecommunications minutes, (2) Equipment Sales and (3) Technical services. There were no transactions between segments. The following table presents a summary of operating information and certain period-end balance sheet information for the three month periods ended March 31, 2008 and 2007:

	The three month periods ended
	2008	2007
Revenues from unaffiliated customers:
Telecommunication	$ 1,353,875	882,194
Equipment sales	18,748	105,940
Technical services	627,118
Consolidated	$ 1,999,741	988,134

Operating income (loss):
Telecommunication	$ 189,825	126,212
Equipment sales	5,393	20,530
Technical services	549,519	-
Corporation (1)	(78,303)	(23,172)
Consolidated	$ 666,434	123,570

Net income (loss) before taxes:
Telecommunication	$ 206,727	137,198
Equipment sales	5,627	20,023
Technical services	557,348	-
Corporation (1)	(5,353,728)	(23,172)
Consolidated	$ (4,584,026)	134,049

Identifiable assets:
Telecommunication	9,561,907	2,216,817
Equipment sales	58,430	323,532
Technical services	89,715	-
Corporation (1)	406,970	-
Consolidated	$ 10,117,023	2,540,349

Depreciation and amortization
Telecommunication	$ 43,006	14,459

Capital contribution
Telecommunication	$ 316,285	$ 402,582

(1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.

Note 18 Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has an accumulated deficit of $6,352,062 as of March 31, 2008, and the Company's operations do not generate sufficient cash to cover its operating costs.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations for the three months Ended March 31, 2008

During the three months ended March 31, 2008, we recorded revenue of $1,999,741 as compared to $988,134 of same period of 2007, an increase of $1,011,607 or 102%.  The sharp increase of revenue is mainly contributed to more acceptances of our products and services.  In addition, with the fund support, we are able to expand to more geographic areas.

Cost of sales increased to $1,007,556 during the three months ended March 31, 2008 from $770,424 during the same period of 2007, an increase of $237,132 or 31%.  The increase is mainly due to the increase of actual dialing time for all customers which are general in line with the increase of revenue.

The gross profit increased from $217,710 in the three months ended March 31, 2007 to $992,185 during the three months ended March 31, 2008.  The increase of 356% or $774,475 is due to the increase of revenue.  The increase of gross margin is mainly due to the change in revenue segments.

Selling, general and administrative expenses were $282,745 during the three months ended March 31, 2008 as compared to $79,681 during the same period of 2007, an increase of $203,064 or 255%.  The increase was mainly contributed to the marketing expenses in order to achieve higher revenue and more administrative expenses in relation to more sales offices in China.

Depreciation and amortization expenses increased by 197% or $28,547 to $43,006 during the period ended March 31, 2008 as compared to the same period of 2007.  The increase is mainly attributed to the increase of equipments used for current business and future expansion purposes.

We recorded operation gain of $666,434 during the three months ended March 31, 2008 as compared to $123,570 during the same period of 2007.  This is mainly due to the big gross profit earned in the quarter ended March 31, 2008.

Other income/(expenses) recorded other expense of amortization of convertible debt of $416,667, interest expenses of $187,500 and other expenses of change in derivative liability of $4,671,258 during the three months ended which were resulted from convertible notes issued in December of 2007.  The expenses of change in derivative liability of $4,671,258 was varied in accordance with our stock market price.  After setting-off other incomes, net other expenses recorded $5,250,460 during the three months ended March 31, 2008 compared to the gain of $10,479 during the same period of 2007.

Net loss recorded $4,598,345 during the three months ended March 31, 2008 as compared to gain of $134,049 during the same period of 2007.  The loss in 2008 was mainly due to the other expenses incurred in 2008.

Liquidity and Capital Resources

Cash used by operating activities were $801,315 during the three months ended March 31, 2008 as compared to cash used in operating activities of $6,092 for three months ended March 31, 2007.  Cash used in operating activities mainly consisted of net loss of $4,598,345, increase in advance to suppliers of $812,304 and increase in prepaid expenses and other current assets of $836,951, partially offset by change in beneficial conversion feature of $598,009, change in derivative liability of $4,073,249, depreciation and amortization of $43,006, reserve for bad debt of $116,255, and amortization of debt discount and fund raising fee.  Cash used in operating activities during the same period of 2007 mainly consisted of net income of $134,049, decrease of prepaid and other current assets of $186,012, depreciation and amortization of $14,459, increase of accounts payable and other current liabilities of $42,702, partially offset by an increase in accounts receivable, an increase in inventories, an increase in advances to suppliers of $383,314.

Cash flows used in investing activities were $321,355 during the quarter ended March 31, 2008 as compared to $402,582 during the same period of 2007.  Cash used in investing activities mainly consisted of purchase of property and equipment.

Foreign currency translation were $126,699 during the quarter ended March 31, 2008 as compared to $1,396 during the same period of 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4T:  CONTROLS AND PROCEDURES

Evaluation of Internal Controls

Our management evaluated the effectiveness of our internal controls and procedures as of the end of our fiscal quarter on March 31, 2008. This evaluation was conducted by our chief executive officer and our principal accounting officer, Mr. Li Kunwu.

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effective of Controls

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 1A. Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

DATED:  May 15, 2008

China VoIP & Digital Telecom Inc.

/s/ Li Kunwu

Li Kunwu, President