Form 10KSB/A
period 2006-12-31
China VoIP & Digital Telecom Inc.
filed 2008-05-27
CIK 1337615

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

The Company executed a labor contract with Mr. Li Kunwu for a term of 5 years.  Specifically, the contract was effective July 8, 2005 and expires on July 7, 2010.  The annual salary is $15,000.

The Company executed a labor contract with Mr. Wang Qinhua for a term of 5 years.  Specifically, the contract was effective Ju ly 8, 2006 and expires on July 7, 2011.  The annual salary is $14,000.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No disclosure necessary.

ITEM 13.  EXHIBITS

Exhibit Number	Note	Description of Document

3.1	(1)	Articles of Incorporation
3.2	(1)	Bylaws
10.1	(2)	Agreement between the Company, Apollo Corporation and Jinan Yinquan Technology Co. Ltd.
10.2	(4)	Employment Agreement between the Company and Mr. Li Kunwu
10.3	(4)	Employment Agreement between the Company and Mr. Wang Qinghua
14.1	(4)	Code of Ethics
16.1	(3)	Change in Certifying Accountants
21.1	(4)	Subsidiaries of the registrant
24.1	(4)	Power of Attorney (see signature page)
31.1	(4)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(4)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:   May 23  ~~April 7~~ , 2008

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

                                              China VoIP & Digital Telecom, Inc

Date:   May 23  ~~April 7~~ , 2008

By:  /S/ Wang Qinghua

                                                      --------------------------

Wang Qinghua

                                                          Director

Date:   May 23  ~~April 7~~ , 2008

By:  /S/ Xu Yinyi

                                                      --------------------------

Xu Yinyi

                                                         Director

Date:   May 23  ~~April 7~~ , 2008

By:  /S/ Jiang Yanli

                                                                                                                                        --------------------------

Jiang Yanli

Director

Date:   May 23  ~~April 7~~ , 2008

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