Form 10KSB/A
period 2007-12-31
China VoIP & Digital Telecom Inc.
filed 2008-05-27
CIK 1337615

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

Mr. Wang ~~is serving~~ serves as the Managing Director and Chief Technology Officer of the Company which is a position he has held since founding ~~.  He is also the key founder of the~~ Jinan Yinquan in 2001 .  Mr. Wang is an expert in the areas of software, system integration, net - work communication, and project management.  Prior to found ing ~~ation of~~ the Company, Mr. Wang severed as a CEO of Shandong Meigao Electronics Project Co., Ltd.  Mr. Wang also served as Vice President, Senior Engineer and other positions in other IT companies.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Li Kunwu, CEO and President	2007 2006	$ $	15,000 15,000	—	—	—	—	—	—	$ $	15,000 15,000
Wang Qinghua, Chief Technology Officer	2007 2006	$ $	1 4  ~~5~~ ,000 1 4  ~~5~~ ,000	—	—	—	—	—	—	$ $	1 4  ~~5~~ ,000 1 4  ~~5~~ ,000

No stock options were granted or exercised by any executive officer during the fiscal year ended December 31, 2007.

For the year ended 31, 2007, we paid $0 as the director remuneration to our independent directors.

The Company executed a labor contract with Mr. Li Kunwu for a term of 5 years.  Specifically, the contract was effective  ~~January 3, 2007~~  July 8, 2005 and expires on  ~~January 2, 2012~~  July 7, 2010 .  The annual salary is $15,000.

The Company executed a labor contract with Mr. Wang Qinhua for a term of 5 years.  Specifically, the contract was effective  ~~June 1~~  July 8 , 2006 and expires on  ~~May 31~~  July 8 , 2011.  The annual salary is $14,000.

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

                                            China VoIP & Digital Telecom, Inc

Date:   ~~November 19, 2007~~  May 23  ~~April 16~~ , 2008

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

                                              China VoIP & Digital Telecom, Inc

Date:   ~~November 19, 2007~~  May 23  ~~April 16~~ , 2008

By:  /S/ Wang Qinghua

                                                      --------------------------

Wang Qinghua

                                                          Director

Date:   ~~November 19, 2007~~  May 23  ~~April 16~~ , 2008

By:  /S/ Xu Yinyi

                                                      --------------------------

Xu Yinyi

                                                         Director

Date:   ~~November 19, 2007~~  May 23  ~~April 16~~ , 2008

By:  /S/ Jiang Yanli

                                                                                                                                        --------------------------

Jiang Yanli

Director

Date:   ~~November 19, 2007~~  May 23  ~~April 16~~ , 2008

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