Form 10KSB/A
period 2006-12-31
China VoIP & Digital Telecom Inc.
filed 2008-07-14
CIK 1337615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment 2)

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

11th Floor Tower B1, Yike Industrial Base, Shunhua Rd,

High-tech Industrial Development Zone, Jinan, China 250101

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

Common Stock:  par value of $0.001;   53,008,000 shares issued and outstanding on December 31, 2006.

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

Following services or products are designed for these median or big size enterprises:

NGN Soft Switch System

The communications technology has been driven by the development of Internet technology all the time. And the prologue of a new round communications technology competition has been kicked off by the new communications technology and instruments which are represented by VoIP. This also expands the competition among telecom operators from areas and users to the communications technologies. VoIP has been the preferred technology for the newcomers in telecom market. The great prospect of VoIP has been embodied in three aspects:

•

The new telecom operators organize the low-cost communication networks of their own with VoIP.

•

The international Internet operators provide the net users with the voice communication services through VoIP.  In a sense, they have partaken the market share from traditional telecom enterprises gradually.

•

A number of large or medium size enterprises start organizing VoIP communication networks of their own, which could lower communication cost as well as expedite information exchange, in order to confront globalize competition among enterprises. According to the analysis from Gartner, due to capital and technology, the application of VoIP is at the very outset, it will reach the peak of its application in 3 to 5 years.

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

•

Other functions: NPPBX also has other functions like Call hold、Call transfer、Caller ID、Non-interruption, etc.  Users may configure all the functions by dialing the corresponding keys on the phone set.

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

-- PART II --

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

ITEM 8A.   CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In this regard, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information  required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management is reponsible for establishing the maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management including our Chief Executive Officer and Chief Accounting Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2006.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Mr. Li is currently serving as the Chairman of the Company.  Prior to that, Mr. Li was the Financial Director of Shandong Luneng Taishan Football Club Co. Ltd., one of the top 15 Football Club of China, for more than 3 years.  Immediately before his role as Financial Director, he served as Finance Manager or Financial Controller in Shandong Luneng Group and its subsidiaries.  Mr. Li is a CPA in the PRC, with an experience serving as a Financial Controller in large-scale state-owned enterprises for more than fifteen years. He holds degrees in economics, management/finance, and accounting from Shandong University.

Mr. Wang serves as the Managing Director and Chief Technology Officer of the Company which is a position he has held since founding Jinan Yinquan in 2001.  Mr. Wang is an expert in the areas of software, system integration, net - work communication, and project management.  Prior to founding the Company, Mr. Wang severed as a CEO of Shandong Meigao Electronics Project Co., Ltd.  Mr. Wang also served as Vice President, Senior Engineer and other positions in other IT companies.

Mr. Xu serves as the Director of the Company.  He is also currently the Chairman and CEO of Shanghai Nanzheng Industry Co. Ltd a role that he has held for the past four years.   Prior to that, he served as the CEO of China Southern Security Corporation Qingdao Branch.  Prior to that, he served as CEO of Shandong Luye Group Ltd.   Additionally, Mr. Xu also served as the Chief Representative of Foreign Trade Section of Jinan Government in Shanghai.

Mr. Jiang serves as Director of the Company since 2001.  He is also the only member of the audit committee of the Company.  Mr. Jiang has a master's degree in finance management and consultation with more than twenty years of experience. He is currently serving for numerous state and private owned organizations including the commissioner of CPPCC Shandong Province, the vice-chairman of China International Commercial Chamber Qingdao Chamber, executive commissioner of Qingdao Industry & Commerce League, vice-president of Qingdao Professional Manager Association and vice-chairman of Qingdao Internal Audit Association. In 2005, Mr. Jiang was honored with the “100 Faithful Stars of China Economy” award for his service to China and its economy.  Mr. Jiang has published more than 40 economic and financial theses and has written articles for newspapers and magazines, including the state, provincial and civic.

Professor Kan, who earned a Doctorate degree from Stanford University, currently serves as the Professor of Beijing University of Posts and Telecommunications , a role he played for the previous five years . He is a director of China's Information Industry Policy and Development Institute and Commissioner of the Advisory Commission for China's Telecommunications Ac.  Prior to that, Professor Kan formally served as a strategy consultant on telecommunications policies and development of the World Bank.  His primary areas of concentration are policies of telecommunications and the information industry as well as business management strategy.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Li Kunwu, CEO and President	2007 2006	$ $	15,000 15,000	—	—	—	—	—	—	$ $	15,000 15,000
Wang Qinghua, Chief Technology Officer	2007 2006	$ $	14,000 14,000	—	—	—	—	—	—	$ $	14,000 14,000

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

The Company executed a labor contract with Mr. Wang Qinhua for a term of 5 years.  Specifically, the contract was effective July 8 , 2006 and expires on July 8 , 2011.  The annual salary is $14,000.

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

Notes:

(1)

All persons have their mailing address at the China office’ address: 11th Floor Tower B1, Yike Industrial Base, Shunhua Rd, High-tech Industrial Development Zone, Jinan, China 250101

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

Notes:

(1) All persons have their mailing address at the China office’ address: 11th Floor Tower B1, Yike Industrial Base, Shunhua Rd, High-tech Industrial Development Zone, Jinan, China 250101.

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

Within December 2006, the Company loaned Wang Qinghua $34,543 to cover expenses related to Li Kunwu’s business travel to the United States.  The loan is interest free, does not mature and is payable upon demand by the Company.  The loan was paid back by Wang Qinghua at the end of February of 2007.  This loan violates Section 402 of the Sarbanes Oxley Act of 2002.  As a result, the company and/or the Company’s Chief Executive Officer and director may be subject to fines, sanctions and/or penalties.  At this time, we are unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by our company and/or the officer.

ITEM 13.  EXHIBITS

Exhibit Number	Note	Description of Document

3.1	(1)	Articles of Incorporation
3.2	(1)	Bylaws
10.1	(2)	Agreement between the Company, Apollo Corporation and Jinan Yinquan Technology Co. Ltd.
10.2	(4)	Employment Agreement between the Company and Mr. Li Kunwu, along with English translation.
10.3	(4)	Employment Agreement between the Company and Mr. Wang Qinghua, along with English translation.
14.1	(4)	Code of Ethics
16.1	(3)	Change in Certifying Accountants
21.1	(4)	Subsidiaries of the registrant
24.1	(4)	Power of Attorney (see signature page)
31.1	(4)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(4)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                            China VoIP & Digital Telecom, Inc.

Date: July 10, 2008

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

                                              China VoIP & Digital Telecom, Inc.

Date:  July 10, 2008

By:  /S/ Wang Qinghua

                                                      --------------------------

Wang Qinghua

                                                          Director

Date:   July 10, 2008

By:  /S/ Xu Yinyi

                                                      --------------------------

Xu Yinyi

                                                         Director

Date:   July 10, 2008

By:  /S/ Jiang Yanli

                                                                                                                                        --------------------------

Jiang Yanli

Director

Date:  July 10, 2008

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