Form 10KSB/A
period 2007-12-31
China VoIP & Digital Telecom Inc.
filed 2008-07-14
CIK 1337615

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

•

A number of large or medium size enterprises start organizing VoIP communication networks of their own, which could lower communication cost as well as expedite information exchange, in order to confront globalize competition among enterprises. According to the analysis from Gartner, due to capital and technology , the application of VoIP is at the very outset, it will reach the peak of its application in 3 to 5 years.

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

The Investor received three series of warrants, titled Series A Warrant, Series B Warrant, Series C Warrant (collectively the “Warrants”). The Warrants are exercisable at price per share of $.5627 and are subject to economic anti-dilution protection.  The Series A Warrant is exercisable for 8,885,730 shares of the Company’s common stock and expires the date eighty four (84) months after the earlier of (A) such time as all of the Registrable Securities (as defined in the Registration Rights Agreement) are available for resale pursuant to an effective Registration Statement and (B) two (2) years after December 21, 2007.  The Series B Warrant is exercisable for 6,220,011 shares of the Company’s common stock and expires on the date on which the Notes issued pursuant to the Securities Purchase Agreement are no longer issued and outstanding.  The Series C Warrant is exercisable for 6,353,297 shares of the Company’s common stock and expires on the date sixty (60) months after the first time the Company elects a Company Optional Redemption.

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

The Investor received three series of warrants, titled Series A Warrant, Series B Warrant, Series C Warrant (collectively the "Warrants"). The Warrants are exercisable at price per share of $.5627 and are subject to economic anti-dilution protection. The Series A Warrant is exercisable for 8,885,730 shares of the Company's common stock and expires the date eighty four (84) months after the earlier of (A) such time as all of the Registrable Securities (as defined in the Registration Rights Agreement) are available for resale pursuant to an effective Registration Statement and (B) two (2) years after December 21, 2007. The Series B Warrant is exercisable for 6,220,011 shares of the Company's common stock and expires on the date on which the Notes issued pursuant to the Securities Purchase Agreement are no longer issued and outstanding. The Series C Warrant is exercisable for 6,353,297 shares of the Company's common stock and expires on the date sixty (60) months after the first time the Company elects a Company Optional Redemption.

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

ITEM 8A.   CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures

(as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are  required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 8B.  OTHER INFORMATION

None

-- PART III --

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION (16) OF THE EXCHANGE ACT

Identification and Backgrounds of Directors and Officers

Name	Age	Principal Position	Appointment/ Resignation date

Li Kunwu	44	Chairman, CEO	January 1, 2002
Kan Kaili	64	Independent Director	August 15, 2007
Wang Qinghua	48	VP, CFO, CTO	August 14, 2001
Xu Yinyi	49	Director	November 26, 2004
Jiang Yanli	42	Director	August 16, 2006

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

Mr. Wang is serving as the Managing Director, Chief Financial Officer and Chief Technology Officer of the Company.  He is also the key founder of the Jinan Yinquan.  Mr. Wang is an expert in the areas of software, system integration, net - work communication, and project management.  Prior to foundation of the Company, Mr. Wang severed as a CEO of Shandong Meigao Electronics Project Co., Ltd.  Mr. Wang also served as Vice President, Senior Engineer and other positions in other IT companies.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended December 31, 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Technology Officer (CTO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Li Kunwu, Chief Executive Officer	2007	$15,000	0	0	0	0	0	0	$15,000
	2006	$15,000	0	0	0	0	0	0	$15,000
	2005	$15,000	0	0	0	0	0	0	$15,000

Wang Qinghua, Chief Financial Officer, and Chief Technology Officer	2007	$14,000	0	0	0	0	0	0	$14,000
	2006	$14,000	0	0	0	0	0	0	$14,000
	2005	$14,000	0	0	0	0	0	0	$14,000

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2007.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during period ending December 31, 2007 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

For the year ended 31, 2007, we paid $0 as the director remuneration to our independent directors.

There would be no specific salary increment and bonus scheme for the above mentioned key managements for the next three years; it all depends on the profitability of the company and subject to the Board of Directors’ approval.

Employment Agreement

The Company executed a labor contract with Mr. Li Kunwu for a term of 5 years.  Specifically, the contract was effective July 8, 2005 and expires on July 7, 2010.  The annual salary is $15,000.

The Company executed a labor contract with Mr. Wang Qinhua for a term of 5 years.  Specifically, the contract was effective July 8, 2006 and expires on July 7, 2011.  The annual salary is $14,000.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No disclosure necessary.

ITEM 13.  EXHIBITS

Exhibit Number	Note	Description of Document

3.1	(1)	Articles of Incorporation
3.2	(1)	Bylaws
10.1	(2)	Agreement between the Company, Apollo Corporation and Jinan Yinquan Technology Co. Ltd.
10.2	(4)	Employment Agreement between the Company and Mr. Li Kunwu, accompanied with English translation
10.3	(4)	Employment Agreement between the Company and Mr. Wang Qinghua, accompanied with English translation
14.1	(4)	Code of Ethics
16.1	(3)	Change in Certifying Accountants
24.1	(4)	Power of Attorney (see signature page)
31.1	(4)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(4)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

NOTE 10 – SENIOR SECURITY NOTE

On December 21, 2007, the Company issued a senior debenture to CASTLERIGG MASTER INVESTMENTS LTD in the amount of $5,000,000 that accrues interest at 8.75% per annum and is due on December 21, 2010. In addition, the Company also issued to CASTLERIGG MASTER INVESTMENTS LTD three series of warrants, titled Series A Warrant, Series B Warrant, Series C Warrant (collectively the “Warrants”) to purchase 21,459,038 shares of the Company’s common stock. The Warrants are exercisable at price per share of $.5627 and are subject to economic anti-dilution protection.  The Series A Warrant is exercisable for 8,885,730 shares of the Company’s common stock and expires the date eighty four (84) months after the earlier of (A) such time as all of the Registrable Securities (as defined in the Registration Rights Agreement) are available for resale pursuant to an effective Registration Statement and (B) two (2) years after December 21, 2007.  The Series B Warrant is exercisable for 6,220,011 shares of the Company’s common stock and expires on the date on which the Notes issued pursuant to the Securities Purchase Agreement are no longer issued and outstanding.  The Series C Warrant is exercisable for 6,353,297 shares of the Company’s common stock and expires on the date sixty (60) months after the first time the Company elects a Company Optional Redemption.

The Company shall initially reserve out of its authorized and unissued Common Stock a number of shares of Common Stock for each of the Notes equal to 130% of the Conversion Rate with (i) issuable upon conversion of the Notes, (ii) upon exercise of the Warrants, without taking into account any limitations on the Conversion of the Notes or exercise of the Warrants set forth in the Notes and Warrants, respectively) and (iii) as Interest Shares pursuant to the terms of the Notes. As of December 31, 2007, the Company did not have enough authorized and unissued common stock to reserve 130% shares. This amount is due subject to default.

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

	Series A	Series B	Series C
RRisk-free interest rate	3%	2.5%	2.85%
Expected life of the warrants	7 years	3 years	6 years
EExpected volatility	132.52%	132.52%	132.52%
EExpected dividend yield	0%	0%	0%

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

Warrants outstanding at December 31, 2007 and related weighted average price and intrinsic value are as follows:

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

As of August 21, 2007, Downshire Capital Inc. was not able to complete the financing before closing deadline according to the termsheet signed with the Registrant on July 17, 2007. After further negotiation, both parties could not reach further agreement to extend the termsheet and the termsheet was terminated accordingly.  The stock transfer agent of the Company has put restriction on the stock to trade. The Company requested its stock transfer agent to cancel the shares. However, Downshire Capital Inc. did not return the certificates to stock transfer agent as of December 31, 2007. The shares have been classified as “Shares to be cancelled” in the accompanying financial statements.

Note 15  INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions - the PRC and the United States. For the operation in the US, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2007. Accordingly, the Company has no net deferred tax assets.

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