Form 10QSB/A
period 2008-03-31
China VoIP & Digital Telecom Inc.
filed 2008-07-16
CIK 1337615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

11th Floor Tower B1, Yike Industrial Base, Shunhua Rd.
High-tech Industrial Development Zone, Jinan, China 250101

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

FORM 10-Q/A

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

ITEM 4T:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DATED:  July 15, 2008

China VoIP & Digital Telecom Inc.

/s/ Li Kunwu

Li Kunwu, President