Form 10-Q
period 2008-06-30
China VoIP & Digital Telecom Inc.
filed 2008-08-14
CIK 1337615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CHINA VOIP & DIGITAL TELECOM INC.

(Exact name of registrant as specified in the Charter)

Nevada	333-131017	91-2132336
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

11th Floor Tower B1, Yike Industrial Base, Shunhua Rd,

High-tech Industrial Development Zone, Jinan, China 250101

 (Address of Principal Executive Offices)

86-531087027114

 (Issuer Telephone number)

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes x

No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes [  ]

No x

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  Common Stock: par value of $0.001; 53,008,000 shares issued and 51,808,000 shares outstanding on August 12, 2008.

CHINA VOIP & DIGITAL TELECOM, INC.

FORM 10-Q

June 30, 2008

 PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements

CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,953,513	$5,346,165
Accounts receivable	166,658	174,641
Other receivables
Advance to suppliers	2,160,000	1,109,350
Inventories - net	603,077	148,548
Deposit	582,089	-
Other current assets	126,997	79,680
Other receivables-related party
Total Current Assets	6,592,334	6,858,384

Debt issuance cost	369,973	443,967

Property & Equipment - net	2,641,648	1,876,477

Intangible Assets - net	1,452,915	6,388

Total Assets	$11,056,870	$9,185,216

Liabilities & Stockholders' Equity
Income before income tax
Interest payable		$0
Accounts payable	$16,773	$17,166
BCF liability	-	-
Warrant liability	7,039,776	7,676,915
Accrued expenses and other current liabilities	713,011	317,582
Due to related parties	20,000	20,000
Total Current Liabilities	7,789,560	8,031,663

Long term Liabilities-Convertible debt	879,630	46,296

Minority interest	180,789	-

Stockholders' Equity
Common Stock, part value $.001 per share, 75,000,000 shares authorized; 53,008,000 shares issued and outstanding	53,008	53,008
Additional paid-in-capital	3,408,515	3,408,515
Shares to be cancelled	(1,212,000)	(1,212,000)
Other comprehensive income	642,699	241,230
Statutory reserves	389,100	228,633
Accumulated deficit	(1,074,431)	(1,612,129)
Total Stockholders' Equity	2,206,891	1,107,257

Total Liabilities and Stockholders' Equity	$11,056,870	$9,185,216

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three month periods ended		Six month periods ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net sales	$3,135,963	$1,267,867	$5,135,704	$2,256,001
Cost of sales	2,043,674	1,019,038	3,051,230	1,789,462
Gross profit	1,092,289	248,829	2,084,474	466,539

Operating expenses :
Selling, general and administrative	393,765	94,640	676,510	174,321
Depreciation and amortization	173,355	30,262	216,361	44,721
Total operating expenses	567,120	124,902	892,871	219,042

Income from operations	525,169	123,927	1,191,603	247,497

Other income (expenses)
Interest income	5,329	162	5,949	3,186
Interest expenses	(124,064)	-	(311,564)	-
Subsidy income	59,484	3,988	69,806	11,507
Amortization of convertible debt	(416,666)	-	(833,333)	-
Change in derivative liability	5,308,398	-	637,140	-
Other income(expense)	21,849	(20)	35,872	(84)
Other expenses				(84)
Total other income (expense)	4,854,330	4,130	(396,130)	14,609

Income before income tax	5,379,499	128,057	795,473	262,106

Income tax	5,721	-	20,040	-

Minority interest	11,250	-	11,250

Net income	5,362,528	128,057	764,183	262,106

Other comprehensive income
Foreign currency translation gain	41,357	6,391	401,469	13,873

Net comprehensive income	$5,403,885	$134,448	$1,165,652	$275,979

NET GAIN (LOSS) PER SHARE - BASIC & DILUTED	$0.10	$0.00	$0.02	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC & DILUTED	53,008,000	51,758,000	53,008,000	51,758,000

Basic and diluted weighted average shares outstanding are the same as there is no anti-dilutive effect.

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE SIX MONTH PERIODS ENDE JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities:
Net income	$764,183	$262,106
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Change of beneficial conversion feature	833,333	-
Change in derivative liability	(637,140)	-
Depreciation and amortization	216,361	44,721
Minority interest	180,789	-
Reserve for bad debts	13,250	-
Amortization of debt discount and fund raising fee	73,994	-
Issuance of shares for services	-
Reserve for inventory obsolesce	12,818	-
Changes in operating assets and liabilities:
Accounts receivable	5,428	(308,644)
Inventories	(445,150)	(56,978)
Advances to suppliers	(951,442)	(401,777)
Prepaid expenses and other assets	(44,434)	172,093
Accounts payable	(1,455)	-
Accrued expenses and other current liabilities	403,691	69,538
Total Adjustments	(339,958)	(481,047)
Net cash provided by (used in) operating activities	424,225	(218,941)

Cash flows from investing activities:
Deposit paid for acquisition	(565,560)	-
Purchase of property and equipment	(797,815)	(555,982)
Purchase of intangible assets	(1,449,692)	-
Net cash used in investing activities	(2,813,067)	(555,982)

Foreign currency translation	(3,809)	11,358

Net decrease in cash and cash equivalents	(2,392,652)	(763,565)

Cash and cash equivalents, beginning balance	5,346,165	1,487,816

Cash and cash equivalents, ending balance	$2,953,513	$724,251
	0
SUPPLEMENTARY DISCLOSURE:

Interest paid	$122,260	$-

Income tax paid	$19,334	$-

Non-cash transactions in investing and financing activities
Construction in progress transferred to fixed assets	$452,510	$-

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by China Voip & Digital Telecom Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three month periods ended June 30,

2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2008 and December 31, 2007, the allowances for doubtful accounts were $13,637 and $0, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.  As of June 30, 2008 and December 31, 2007, the reserve for obsolescence were $109,924 and $90,882, respectively.

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

Furniture and Fixtures

5-10 years

Equipment

5-10 years

Vehicles                           10 years

Computer Hardware and Software

5 years

Building

20 years

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

In May 0f 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles.  The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The company does not believe this pronouncement will impact its financial statements.

Foreign Currency Translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity

For the six month periods ended June 30, 2008 and 2007, the foreign currency translation gain is  $401,469 and $13,873 respectively. The accumulated comprehensive foreign currency translation gain amounted to $642,699 as on June 30, 2008.

NOTE 3   PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of China VOIP & Digital Telecom Inc. (the “Company”) and its 100% wholly-owned subsidiary Jinan YinQuan Technology Co. Ltd. (“Jinan YinQuan”). It also includes the Power Unique (Beijing) Technology Co., Ltd, a 80% owned subsidiary of Jinan YinQuan as of June 30, 2008. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general status of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

For the six month periods ended June 30, 2008, two customers contributed 29% of total revenue without outstanding accounts receivable balance and one supplier provided 98% of the cost of sales.  The balance of advanced to the suppliers as of June 30, 2008 was $2,025,083.

Financial instruments, which potentially subject to concentration of credit risk, consist of cash and cash equivalents as the same is not covered by insurance.

NOTE 5   ACQUISITION

During the three month periods ended June 30, 2008, the Company, via its Chinese subsidiary, Jinan YinQuan, acquired Power Unique (Beijing) Technology Co., Ltd. (“Power Unique”), located and operate in Beijing, China. Power Unique is the producer of security IT products in mainland China. On March 27, 2008, the Company paid $582,089 (RMB 4,000,000) to Power Unique and, increased the share capital of Power Unique to RMB 5,000,000. After the share capital increased, Jinan YinQuan became 80% shareholders of Power Unique. The transaction was consumated in May 2008.

On June 24, 2008, the Company agreed to pay $582,089 (RMB 4,000,000) to acquire the remaining 20% ownership of Power Unique from the original shareholders of Power Unique and to become 100% shareholder of Power Unique Thereafter.  As of June 30, 2008, the acquisition was not consummated and the Company recorded $582,089 as deposit.

Jinan YinQuan planed to increase the share capital of Power Unique with extra RMB 6 million to RMB 11,million.

A summary of Power Unique’s assets acquired, liabilities assumed and consideration paid for them is as follows:

Amount
(Unaudited)
Cash	$ 482,244
Receivable and prepaid expense	206,965
Inventory	130,395
Fixed Assets, net	184,754
Intangible assets, net	421,694
Assets, total	1,426,052

Current liabilities	464,214

Net assets acquired	$ 961,838

80% of net assets acquired	769,470

Consideration paid by cash	582,089

(Negative) Goodwill	$ (187,381)

The acquisition of Power Unique by the Company resulted in negative goodwill of $187,381, which was allocated against the intangible assets and the fixed assets of the Company.

The following un-audited pro forma consolidated financial information for the six month periods ended June 30, 2008 and 2007, as presented below, reflects the results of operations of the Company assuming the acquisition of Power Unique occurred on January 1, 2008 and 2007 respectively. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2008 and 2007 respectively, and may not be indicative of future operating results.

	Six month periods ended June 30,
	2008	2007

Net Revenues	$5,135,704	$2,256,001

Operating income	1,355,257	237,959

Net Income	$1,397,874	$251,126

Earnings/(loss) per share - basic & diluted	$0.03	$0.00

NOTE 6   ADVANCES TO SUPPLIERS

The Company made prepayments to suppliers to purchase inventory, equipment or services. The Company advanced to suppliers amounting of $2,160,000 and $1,109,350 as of June 30, 2008 and December 31, 2007 respectively.. The balance included advanced to one supplier - Shandong Tietong as of June 30, 2008 was $2,025,083, which was 94% of the total advance balance as of June 30, 2008. .

NOTE 7   OTHER CURRENT ASSETS

As of June 30, 2008 and December 31,2007, the other current assets comprise of the following:

	6/30/2008	12/31/2007
	(Unaudited)
Security deposit	$30,940	$-
Advance to attorney	50,000	50,000
Advances to Staff and other	28,361	29,680
Prepayment	17,696
Total	$126,997	$79,680

NOTE 8 DEBT ISSUANCE COST

As of June 30, 2008 and December 31, 2007, the Company has debt issuance cost amounting $369,973 and $443,967 respectivly associated with issuance of 5 million senior convertible notes. The amount will be amortized with the life time of the senior convertible notes.

During the six month periods ended June 30, 2008, debt issuance cost was amortized by $73,995.

 .

By

Amortization for the next 3 years is as follows :
June 30, 2009	$147,989
June 30, 2010	147,989
June 30, 2011	73,995

Total	$369,973

NOTE 9  PROPERTY AND EQUIPMENT, NET

The balances of the Company property and equipment as of June 30, 2008 and December 31, 2007 are summarized as follows:

	6/30/2008	12/31/2007
	(Unaudited)
Electronic Equipment	$1,863,591	$1,506,841
Vehicles	229,703	89,664
Office Equipment	62,882	9,969
Office Building	846,353	437,571
	3,059,615	2,044,045

Less: Accumulated depreciation	(360,881)	(167,568)

Property and Equipment, net	$2,641,648	$1,876,477

The depreciation expense for the six month periods ended June 30, 2008 and 2007 was $178,328 and $35,652 respectively.

NOTE 10   INTANGIBLE ASSET

Intangible asset comprised of a set of software in Jinan YinQuan acquired from third parties and a set of software from Power Unique. The set of software acquired from third parties is used for the core technology of the Company’s VOIP business.  They are amortized over 5 years. Intangible assets comprised of following at June 31, 2008:

	6/30/2008	12/31/2007
	(Unaudited)
Softwares, cost	$1,593,908	$95,842

Less: amortization	(140,993)	(89,454)
Intangible asset, net	$1,452,915	$6,388

Amortization for the next 5 years is as follows :

June 30, 2009	$315,237
June 30, 2010	315,237
June 30, 2011	$315,237
June 30, 2012	315,237
June 30, 2013	$309,233

Total	$1,570,181

The amortization expense for the six month periods ended June 30, 2008 and 2007 was $38,033 and $9,069 respectively.

NOTE 11 – SENIOR SECURITY NOTE

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

The Company shall initially reserve out of its authorized and unissued Common Stock a number of shares of Common Stock for each of the Notes equal to 130% of the Conversion Rate with (i) issuable upon conversion of the Notes, (ii) upon exercise of the Warrants, without taking into account any limitations on the Conversion of the Notes or exercise of the Warrants set forth in the Notes and Warrants, respectively) and (iii) as Interest Shares pursuant to the terms of the Notes. As of June 30,

2008, the Company did not have enough authorized and unissued common stock to reserve 130% shares. This amount is due subject to default.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the Company does not have sufficient unissued authorized share capital. The Company is required to increase the authorized share capital which is not within the control of the Company. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability was calculated to be nil at June 30, 2008. In addition, since the Company does not have enough number of unissued authorized shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction have been reported as liability at June 30, 2008 in the accompanying balance sheet with a fair value of $7,039,776.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions:

	Series A	Series B	Series C
Risk-free interest rate	3%	2.5%	2.85%
Expected life of the warrants	7 years	3 years	6 years
Expected volatility	133.47%	133.47%	133.47%
Expected dividend yield	0%	0%	0%

The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $331,438 and $11,244,857, respectively.  The first $5,000,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the debentures and the excess of $6,576,294 has been shown as financing costs in the statement of operations as of December 31, 2007.

Warrants outstanding at June 30, 2008 and related weighted average price and intrinsic value is as follows:

	Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Series A	0.5627	8,885,730	2.69	0.15	8,885,730	0.15	-
Series B	0.5627	6,220,011	0.72	0.24	6,220,011	0.24	-

Series C	0.5627	6,353,297	1.63	0.17	6,353,297	0.17	-
Total		21,459,038	5.04	0.56	21,459,038	0.56	_

NOTE 12  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2008 and December 31, 2007 are summarized as follows:

	6/30/2008	12/31/2007
	(Unaudited)
Accrued staff welfare	$7,849	$9,385
Tax payables	138,360	127,793
Interest payable	187,500	20,833
Accrued expenses	43,585	54,587
Deposits	296,347	43,330
Others	39,370	61,654
Total	$713,011	$317,582

NOTE 13   DUE TO RELATED PARTY

Due to related party of $20,000 as of June 30, 2008 and December 31, 2007 represents $10,000 payable to former beneficial owner of Crawford Lake Mining Inc. and $10,000 payable to the CEO of the Company.  The payables are unsecured, non interest bearing and payable on demand.

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

3.Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; (The reserve is no more  required for the foreign invested enterprises since 2006).

4.Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the company has allocated 10% of its net income after tax to surplus as of June 30, 2008 and December 31, 2007. The Company allocated its statutory reserve $160,467 and $157,774 as of June 30, 2008 and December 31,2007 respectively.

Balances of Statutory reserves as of June 30, 2008 are as follows:

June 30, 2008
Net income of operation in PRC	$ 1,604,673
Reserve rate of statutory fund	10%
Amount reserved in 2007	$ 160,467

Balance of statutory reserve at December 31, 2007	$ 228,633
Change during the six months ended June 30, 2008	160,467
Balance of statutory reserve at June 30, 2008	$ 389,100

According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is not required to reserve the “Statutory common welfare fund”. Accordingly, the Company did not reserve the common welfare fund in 2007 and 2008.

NOTE 15   SHARES TO BE CANCELLED

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

As of August 21, 2007, Downshire Capital Inc. was not able to complete the financing before closing deadline according to the termsheet signed with the Registrant on July 17, 2007. After further negotiation, both parties could not reach further agreement to extend the termsheet and the termsheet was terminated accordingly.  The stock transfer agent of the Company has put restriction on the stock to trade. The Company requested its stock transfer agent to cancel the shares. However, Downshire Capital Inc. did not return the certificates to stock transfer agent as of June 30, 2008. The shares have been classified as “Shares to be cancelled” in the accompanying financial statements.

Note 16  INCOME TAXES

The Company is registered in the State of Navada and has operations in primarily two tax jurisdictions - the PRC and the United States. For the operation in the U.S., the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2008. Accordingly, the Company has no net deferred tax assets.

The operation in PRC is approved as hi-tech software company, Jinan YinQuan is completely exempt of income tax for the first 2 years up to December 2007 and is 50% exempt of income tax for the next 3 years pursuant to State Tax notice No. 2003(82).

As of June 30, 2008 and 2007, the Company had income tax expense $20,040 and $0 respectively.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	June 30, 2008	June 30, 2007
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Valuation allowance	(40%)	(40%)
Foreign income tax - PRC	15%	33%
Exempt from income tax	(13%)	(33%)
Tax expense at actual rate	2%	0%

United States of America

As of June 30, 2008, the Company in the United States had approximately $576,799 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at June 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the U.S. as of June 30, 2008 and December 31, 2007.

	June 30, 2008	Dec 31, 2007
Net operation loss carry forward	$ 576,799	$ 2,905,645
Total deferred tax assets	270,637	74,525

Less: valuation allowance	(270,637)	(74,525)
Net deferred tax assets	$ -	$ -

NOTE 17 OPERATING LEASE

The Power Unique leases its office space in Beijing China under an operating lease starting from January 25, 2008 and expiring January 24, 2011.  Jinan YinQuan leased its office space under an operating lease expiring May 2008. Starting from June 2008, Jinan YinQuan’s new building was ready and Jinan YinQuan doesn’t need to incur rent expense any more.

Rent expense under this operating lease was approximately $16,854 and $ during the six month period ended June 30, 2008.

The rent expenses for the next five years after June 30, 2008 are as follows:

June 30, 2009	$59,384
June 30, 2010	$59,384
June 30, 2011	$34,641

NOTE 18   SEGMENT REPORTING

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

During the six months ended June 30, 2008 and 2007, the Company is organized into three main business segments: (1) Telecommunications minutes, (2) Equipment Sales and (3) Technical services. There were no transactions between segments. The following table presents a summary of operating information and certain period-end balance sheet information for the six months ended June 30, 2008 and 2007:

	Six month periods ended June 30,
	2008	2007
Revenues from unaffiliated customers:
Telecommunication	$ 3,441,160	2,012,748
Equipment sales	206,635	243,253
Technical services	1,487,909	-
Consolidated	$ 5,135,704	2,256,001

Operating income (loss):

Telecommunication	$ (19,252)	235,705
Equipment sales	138,263	11,792
Technical services	1,369,822	-
Corporation (1)	(292,230)	-
Consolidated	$ 1,191,603	247,497

Net income (loss) before taxes:
Telecommunication	$ 78,577	286,252
Equipment sales	139,946	14,321
Technical services	1,381,938	-
Corporation (1)	(804,988)	(38,467)
Consolidated	$ 795,473	262,106

Identifiable assets:
Telecommunication	$ 9,455,464	2,445,608
Equipment sales	1,041,469	288,532
Technical services	34,532	-
Corporation (1)	525,405	-
Consolidated	$ 11,056,870	2,734,140

Depreciation and amortization
Telecommunication	$ 216,361	44,721

Capital contribution
Telecommunication	$ 1,681,947	$ 555,982
Equipment sales	565,560	-
Consolidated	$ 2,247,507	$ 555,982

(1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.

Note 19  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has an accumulated deficit of $1,074,431 and $1,612,129 as of June 30, 2008 and December 31,2007, and the Company's operations do not generate sufficient cash to cover its operating costs.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operation

We were originally incorporated in Nevada on October 18, 2004 as a development stage company named "Crawford Lake Mining, Inc." in the business of mineral exploration.  On August 17, 2006, we entered in an agreement with Jinan Yinquan Technology Co., Ltd., a Chinese registered company.  Upon the effectiveness of the Acquisition, the Company succeeded to the business of Jinan Yinquan, which will be continued as its sole line of business. Accordingly, the Company has changed its name to China VoIP & Digital Telecom Inc. and has also changed its symbol to CVDT.

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

Results of Operations for the three month periods ended June 30, 2008

During the three month periods ended June 30, 2008, we recorded revenue of $3,135,963 as compared to $1,267,867 of same period of 2007, an increase of $1,868,096 or 147%.  The sharp increase of revenue is mainly contributed to more acceptances of our products and services.  In addition, with the fund support, we are able to expand to more geographic areas.

Cost of sales increased to $2,043,674 during the three month periods ended June 30, 2008 from $1,019,038 during the same period of 2007, an increase of $1,024,637 or 101%.  The increase is mainly due to the increase of actual dialing time for all customers which are generally in line with the increase of revenue.

The gross profit increased from $248,829 in the three month periods ended June 30, 2007 to $1,092,289 during the three month periods ended June 30, 2008.  The increase of 339% or $843,460 is due to the increase of revenue.  The increase of gross margin is mainly due to the change in revenue segments.

Selling, general and administrative expenses were $393,765 during the three month periods ended June 30, 2008 as compared to $94,640 during the same period of 2007, an increase of $299,125 or 473%.  The increase was mainly contributed to the marketing expenses in order to achieve higher revenue and more administrative expenses in relation to more sales offices in China.

Depreciation and amortization expenses increased by 358% or $143,093 to $173,355 during the three month periods ended June 30, 2008 as compared to the same period of 2007.  The increase is mainly attributed to the increase of equipments used for current business and future expansion purposes, the amortization of intangible assets acquired.

We recorded operation income of $525,169 during the three month periods ended June 30, 2008 as compared to $123,927 during the same period of 2007.  This is mainly due to the big gross profits earned in the quarter ended June 30, 2008.

Other income/(expenses) recorded other expense of amortization of convertible debt of $416,666, interest expenses of $124,064 and other income of change in derivative liability of $5,308,398 during the three month periods ended June 30, 2008 which were resulted from convertible notes issued in December of 2007.  The income of change in derivative liability of $5,308,398 was varied in accordance with our stock market price.  After setting-off other expenses, net other income recorded $4,854,330 during the three month periods ended June 30, 2008 compared to the gain of $4,130 during the same period of 2007.

Net income recorded $5,362,528 during the three month periods ended June 30, 2008 as compared to net income of $128,057 during the same period of 2007, an increase of $5,234,471 or 4088%.  Apart from the net income from other income due to change in derivative liability, the gain in 2008 was mainly due to the increase in revenue and operating margin.

Results of Operations for the six month periods ended June 30, 2008

During the six month periods ended June 30, 2008, we recorded revenue of $5,135,704 as compared to $2,256,001 of same period of 2007, an increase of $2,879,703 or 128%.  The sharp increase of revenue is mainly contributed to more acceptances of our products and services.  In addition, with the fund support, we are able to expand to more geographic areas.

Cost of sales increased to $3,051,230 during the six month periods ended June 30, 2008 from $1,789,462 during the same period of 2007, an increase of $1,261,768 or 71%.  The increase is mainly due to the increase of actual dialing time for all customers which are general in line with the increase of revenue.

The gross profit increased from $466,539 in the six months ended June 30, 2007 to $2,084,474 during the six month periods ended June 30, 2008.  The increase of 347% or $1,617,935 is due to the increase of revenue.  The increase of gross margin is mainly due to the change in revenue segments.

Selling, general and administrative expenses were $676,510 during the six month periods ended June 30, 2008 as compared to $174,321 during the same period of 2007, an increase of $502,189 or 288%.  The increase was mainly contributed to the marketing expenses in order to achieve higher revenue and more administrative expenses in relation to more sales offices in China.

Depreciation and amortization expenses increased by 384% or $171,640 to $216,361 during the six month periods ended June 30, 2008 as compared to the same period of 2007.  The increase is mainly attributed to the increase of equipments used for current business and future expansion purposes.

We recorded operation income of $1,191,603 during the six month periods ended June 30, 2008 as compared to $247,497 during the same period of 2007.  This is mainly due to the big gross profits earned in the six month periods ended June 30, 2008.

Other income/(expenses) recorded other expense of amortization of convertible debt of $833,333, interest expenses of $311,564 and other income of change in derivative liability of $637,140 during the six month periods ended June 30, 2008 which were resulted from convertible notes issued in December of 2007.   After setting-off other income, net other expenses recorded $396,130 during the six months ended June 30, 2008 compared to the gain of $14,609 during the same period of 2007.

Net income recorded $764,183 during the six month periods ended June 30, 2008 as compared to net income of $262,106 during the same period of 2007, an increase of $502,077 or 192%.

Apart from the net gain from other income due to change in derivative liability, the gain in 2008 was mainly due to the increase in revenue and operating margin.

Liquidity and Capital Resources

Cash provided by operating activities were $424,225 during the six month periods ended June 30, 2008 as compared to cash used in operating activities of $218,941 for six month periods ended June 30, 2007.  Cash used in operating activities mainly consisted of change in derivative liability of $637,140, increase in advance to suppliers of $951,442, increase in inventory of $445,150 and decrease in accrued expenses and other current liabilities of $403,691, partially offset by net gain of $811,319, change in beneficial conversion feature of $73,994, depreciation and amortization of $188,049, provision for bad debt of 13,250, and amortization of debt discount and fund raising fee of $833,334.  Cash used in operating activities during the same period of 2007 mainly consisted of increase of accounts receivables of $308,644, increase of advances to suppliers of $401,777, and increase in inventory of $56,978, partially setting off by net income of $262,106, decrease of prepaid and other current assets of $172,093, depreciation and amortization of $44,721, increase of other current liabilities of $69,538.

Cash flows used in investing activities were $2,813,067 during the six month periods ended June 30, 2008 as compared to $555,982 during the same period of 2007.  Cash used in investing activities during the six month periods ended June 30, 2008 mainly consisted of purchase of property and equipment of $797,815, purchase of intangible assets of $1,449,692 cash payment for acquisition of $565,560 by setting off cash from acquired subsidiary of $44,380.  The cash used in investing activities during the six month periods ended June 30, 2007 represent the cash used for purchase of property and equipment.

Foreign currency translation were $(3,809) during the six month periods ended June 30, 2008 as compared to $11,358 during the same period of 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

On July 25, 2008, Castlering Master Investments Ltd. sent us an Event of Default Redemption Notice for the Senior Secured Convertible Note issued by the Company on December 21, 2007, in the principal amount of $5,000,000. The Default Notice stated that we are in default for failure to (1) cause the Initial Registration Statement to be declared effective by the SEC on or prior to June 18, 2008, and (2) make the required Registration Delay Payments to Castlering on or prior to the applicable Payment Date. On July 29, 2008, the Registration Statement went effective. We are currently negotiating a settlement with Castlering.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA VOIP & DIGITAL TELECOM, INC.

Date: August 12 , 2008	By:	/s/ Li Kunwu
Li Kunwu
Chief Executive Officer and Chief Financial Officer