Form 10-Q
period 2008-09-30
China VoIP & Digital Telecom Inc.
filed 2008-11-19
CIK 1337615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

86-53187027114

 (Issuer Telephone number)

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes ☒

No ☐

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

Yes ☐

No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  Common Stock: par value of $0.001; 53,008,000 shares issued and 51,808,000 shares outstanding on November 18, 2008.

CHINA VOIP & DIGITAL TELECOM, INC.

FORM 10-Q

September 30, 2008

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

 PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements

CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$852,231	$5,346,165
Accounts receivable	230,493	174,641
Advance to suppliers	2,216,394	1,109,350
Loans to unrelated parties	1,631,876	-
Inventories - net	669,763	148,548
Other current assets	166,598	79,680
Total Current Assets	5,767,355	6,858,384

Debt issuance cost	332,976	443,967

Property & Equipment - net	2,678,333	1,876,477

Intangible Assets - net	1,620,043	6,388

Goodwill	355,848	-

Total Assets	$10,754,555	$9,185,216

Liabilities & Stockholders' Equity
Current Liabilities
Short-term loan	$583,507	$-
Accounts payable and Accred expenses	674,142	81,139
Warrant Liability	3,523,344	7,676,915
Tax payables	219,377	128,381
Other current liabilities	328,085	125,228
Due to related party	20,000	20,000
Total Current Liabilities	5,348,455	8,031,663

Long term Liabilities - Convertible debt	1,296,296	46,296

Stockholders' Equity
Common Stock, part value $.001 per share, 75,000,000 shares authorized; 53,008,000 shares issued and outstanding	53,008	53,008
Additional paid-in-capital	3,408,515	3,408,515
Shares to be cancelled	(1,212,000)	(1,212,000)
Other comprehensive income	517,070	241,230
Statutory reserves	365,677	228,633
Retained earnings / (accumulated deficit)	977,534	(1,612,129)
Total Stockholders' Equity	4,109,804	1,107,257

Total Liabilities and Stockholders' equity	$10,754,555	$9,185,216

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three month ended September 30,		Nine month ended September 30,
	2008	2007	2008	2007

Net sales	$1,300,906	$1,899,854	$6,699,368	$4,155,855
Cost of sales	1,755,329	1,175,312	4,802,118	2,964,774
Gross profit (loss)	-454,424	724,542	1,897,250	1,191,081

Operating Expenses :
Selling, general and administrative	391,225	116,266	1,063,399	290,587
Depreciation and amortization	173,560	42,308	389,921	87,029
Total operating expenses	564,785	158,574	1,453,320	377,616

Income (loss) from operations	(1,019,209)	565,968	443,930	813,465

Other income (expenses)
Interest income	118,855	10,569	122,388	13,755
Interest expenses	(423,820)	-	(735,471)	-
Subsidy income	34,416	16,236	104,241	27,743
Beneficial conversion feature	(416,667)	-	(1,250,000)	-
Change in derivative liability	3,516,431	-	4,153,572	-
Other income(expense)	17,940	(1)	53,813	(85)
Total other income	2,847,156	26,804	2,448,543	41,413

Income before income tax	1,827,947	592,772	2,892,473	854,878

Income tax	92,801	-	111,117	-

Minority interest	-	-	(11,368)	-

Net income	1,735,147	592,772	2,792,724	854,878

Other comprehensive gain
Foreign currency translation gain/(loss)	(125,629)	76,486	275,840	90,359

Net comprehensive income	$1,609,517	$669,258	$3,068,564	$945,237

NET INCOME PER COMMON SHARE - BASIC & DILUTED	$0.04	$0.01	$0.06	$0.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC & DILUTED	53,008,000	52,088,882	53,008,000	52,088,882

 The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE NINE MONTH PERIODS ENDE SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities:
Net income	$2,792,724	$854,878
Adjustments to reconcile net income to net cash provided by/
(used in) operating activities:
Beneficial conversion feature	1,250,000	-
Change in derivative liability	(4,153,571)	-
Depreciation and amortization	389,921	87,029
Reserve for inventory obsolesce	89,319	-
Reserve for bad debts	8,807	-
Amortization of debt discount and fund raising fee	110,991	-
Changes in operating assets and liabilities:
Accounts receivable	(51,979)	(318,854)
Inventories	(463,342)	(107,352)
Loans to unrelated parties	(1,598,357)	-
Advances to suppliers	(879,764)	(659,300)
Prepaid expenses and other assets	(12,179)	(13,930)
Accounts payable and accured expense	7,470	-
Tax payable	80,708	125,682
Other current liabilities	166,109	59,696
Total Adjustments	(5,055,867)	(827,029)
Net cash provided by/(used in) operating activities	(2,263,143)	27,849

Cash flows from investing activities:
Purchase of property and equipment	(601,887)	(985,580)
Cash from acquired subsidiary	(98,033)	-
Purchase of intangible assets	(1,408,747)	-
Cash paid for acquisition	(582,889)	-
Net cash used in investing activities	(2,691,556)	(985,580)

Cash flows from financing activities:
Proceeds on short-term loan	571,522	260,561

Foreign currency translation	(110,757)	37,612

Net decrease in cash and cash equivalents	(4,493,934)	(659,558)

Cash and cash equivalents, beginning balance	5,346,165	1,487,816

Cash and cash equivalents, ending balance	$852,231	$828,258

SUPPLEMENTARY DISCLOSURE:
Interest paid	$129,609	$-
Income tax paid	$20,251	$-

Non-cash transactions in investing and financing activities:
Construction in process completed in to a building	$609,706	$-

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by China Voip & Digital Telecom Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2008 and December 31, 2007, the allowances for doubtful accounts were $8,992 and $0, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.  As of September 30, 2008 and December 31, 2007, the reserve for obsolescence was $188,159 and $90,882, respectively.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

Foreign Currency Translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity

For the nine month periods ended September 30, 2008 and 2007, the foreign currency translation gain is $265,391 and $90,359 respectively. The accumulated comprehensive foreign currency translation gain amounted to $506,621 as on September 30, 2008.

NOTE 3   PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of China VOIP & Digital Telecom Inc. (the “Company”) and its 100% wholly-owned subsidiary Jinan YinQuan Technology Co. Ltd. (“Jinan YinQuan”). It also includes the Power Unique (Beijing) Technology Co., Ltd, a 100% owned subsidiary of Jinan YinQuan as of September 30, 2008. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

For the nine month periods ended September 30, 2008, two customers contributed 22% of total revenue without outstanding accounts receivable balance and one supplier provided 93% of the cost of sales.  The balance of advanced to the suppliers as of September 30, 2008 was $2,071,467.

Financial instruments, which potentially subject to concentration of credit risk, consist of cash and cash equivalents as the same is not covered by insurance.

NOTE 5   ACQUISITION

During the nine month periods ended September 30, 2008, the Company, via its Chinese subsidiary, Jinan YinQuan, acquired Power Unique (Beijing) Technology Co., Ltd. (“Power Unique”), located and operate in Beijing, China. Power Unique is the producer of security IT products in mainland China. On March 27, 2008, the Company paid $582,089 (RMB 4,000,000) to Power Unique and, increased the share capital of Power Unique to RMB 5,000,000. After the share capital increased, Jinan YinQuan became 80% shareholders of Power Unique. The transaction was consummated in May 2008.

On June 24, 2008, the Company paid another $583,507 (RMB 4,000,000) to acquire the remaining 20% ownership of Power Unique from the original shareholders and became 100% shareholder of Power Unique Thereafter.  As of

July 5, 2008, the acquisition was consummated. In July 2008, Jinan YinQuan increased the share capital of Power Unique with extra RMB 6 million to RMB 11 million.

A summary of Power Unique’s assets acquired, liabilities assumed and consideration paid for them as of May 2008 is as follows:

Amount
(Unaudited)
Cash	$ 482,244
Receivable and prepaid expense	206,965
Inventory	130,395
Fixed Assets, net	184,754
Intangible assets, net	421,694
Assets, total	1,426,052

Current liabilities	464,214

Net assets acquired	$ 961,838

80% of net assets acquired	769,470

Consideration paid by cash	582,089

(Negative) Goodwill	$ (187,381)

The acquisition of 80% of net assets of Power Unique by the Company resulted in negative goodwill of $187,381, which was allocated against the intangible assets and the property & equipment of the Company.

The Compamy acquired the remaining 20% of the equity Power Unique on July 5, 2008. Following is the fair value of the assets and liabilities is as follows:

Amount
(Unaudited)

Fair market value of 20% of asset acquired	$246,310

Fair market value of 20% of liabilities assumed	(65,078)

Net asset	181,232

Consideration paid	583,507
80% of operation during the period between two acquisitions	(46,427)
Total consideration, net	537,080

Goodwill	$355,848

The following un-audited pro forma consolidated financial information for the nine month periods ended September 30, 2008 and 2007, as presented below, reflects the results of operations of the Company assuming the acquisition of Power Unique occurred on January 1, 2008 and 2007 respectively. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2008 and 2007 respectively, and may not be indicative of future operating results.

	Nine month periods ended September 30,
	2008	2007

Net Revenues	$6,699,368	$4,155,855

Cost of revenues and operating expenses	(5,760,637)	(3,342,390)

Operating income	938,731	813,465

Other income, net	168,935	41,413

Net Income	$1,107,666	$854,878

Earnings per share - basic & diluted	$0.02	$0.02

NOTE 6   ADVANCES TO SUPPLIERS

The Company made prepayments to suppliers to purchase inventory, equipment or services. The Company advanced to suppliers amounting of $2,216,394 and $1,109,350 as of September 30, 2008 and December 31, 2007 respectively. The balance included advanced to one supplier - Shandong Tietong as of September 30, 2008 was $2,071,467, which was 93% of the total advance balance as of September 30, 2008.

NOTE 7

LOANS TO UNRELATED PARTIES

As of September 30, 2008 and December 31, 2007, the other current assets comprise of the following:

	9/30/2008	Due on	Interest rate
	(Unaudited)

Loan to unrelated party A	$875,261	12-03-2008	32.4%
Loan to unrelated party A	539,744	09-17-2009	25.2%
Loan to unrelated party B	145,877	10-4-2008	73.0%
Interest income receivable	70,994
Total	$1,631,876

The loans in the amount of $875,261 and $539,744 were secured by the personal properties owned by the shareholder of the unrelated party A. The loan to unrelated party B was paid back on October 7, 2008 subsequently.

NOTE 8   OTHER CURRENT ASSETS

As of September 30, 2008 and December 31, 2007, the other current assets comprise of the following:

	9/30/2008	12/31/2007
	(Unaudited)

Security deposit	$58,056	$-
Advance to attorney	50,000	50,000
Advances to Staff and other	37,700	29,680
Others	20,842
Total	$166,598	$79,680

NOTE 9 DEBT ISSUANCE COST

As of September 30, 2008 and December 31, 2007, the Company has debt issuance cost amounting $332,976 and $443,967, respectively, associated with issuance of 5 million senior convertible notes. The amount will be amortized with the life time of the senior convertible notes.

During the nine month periods ended September 30, 2008, $110,991debt issuance cost was amortized.

.

By

Amortization for the next 3 years is as follows :
September 30, 2009	$147,988
September 30, 2010	147,988
September 30, 2011	37,000

Total	$332,976

NOTE 10  PROPERTY AND EQUIPMENT, NET

The balances of the Company property and equipment as of September 30, 2008 and December 31, 2007 are summarized as follows:

	9/30/2008	12/31/2007
	(Unaudited)
Electronic Equipment	$1,928,700	$1,506,841
Vehicles	295,188	89,664
Office Equipment	140,046	9,969
Office Building	778,116	437,571
	3,142,049	2,044,045

Less: Accumulated depreciation	(463,716)	(167,568)

Property and Equipment, net	$2,678,333	$1,876,477

The depreciation expense for the nine month periods ended September 30, 2008 and 2007 was $273,392 and $73,330 respectively.

NOTE 11   INTANGIBLE ASSET

Intangible asset comprised of a set of software in Jinan YinQuan acquired from third parties and a set of software from Power Unique. The set of software acquired from third parties is used for the core technology of the Company’s VOIP business.  They are amortized over 5 years. Intangible assets comprised of following at September 30, 2008:

	9/30/2008	12/31/2007
	(Unaudited)
Softwares, cost	$1,834,458	$95,842
Less: amortization	(214,415)	(89,454)
Intangible asset, net	$1,620,043	$6,388

The amortization expense for the nine month periods ended September 30, 2008 and 2007 was $116,529 and $13,699 respectively.

Amortization for the next 5 years is as follows :

September 30, 2009	$346,440
September 30, 2010	346,440
September 30, 2011	346, 440
September 30, 2012	346,440
September 30, 2013	234,283

Total	$1,620,043

NOTE 12 – SENIOR SECURITY NOTE

On December 21, 2007, the Company issued a senior debenture to CASTLERIGG MASTER INVESTMENTS LTD (“Castlerigg”) in the amount of $5,000,000 that accrues interest at 8.75% per annum and is due on December 21, 2010. In addition, the Company also issued to CASTLERIGG MASTER INVESTMENTS LTD three series of warrants, titled Series A Warrant, Series B Warrant, Series C Warrant (collectively the “Warrants”) to purchase 21,459,038 shares of the Company’s common stock. The Warrants are exercisable at price per share of $.5627 and are subject to economic anti-dilution protection.  The Series A Warrant is exercisable for 8,885,730 shares of the Company’s common stock and expires the date eighty four (84) months after the earlier of (A) such time as all of the Registrable Securities (as defined in the Registration Rights Agreement) are available for resale pursuant to an effective Registration Statement and (B) two (2) years after December 21, 2007.  The Series B Warrant is exercisable for 6,220,011 shares of the Company’s common stock and expires on the date on which the Notes issued pursuant to the Securities Purchase Agreement are no longer issued and outstanding.  The Series C Warrant is exercisable for 6,353,297 shares of the Company’s common stock and expires on the date sixty (60) months after the first time the Company elects a Company Optional Redemption.

The Company shall initially reserve out of its authorized and unissued Common Stock a number of shares of Common Stock for each of the Notes equal to 130% of the Conversion Rate with (i) issuable upon conversion of the

Notes, (ii) upon exercise of the Warrants, without taking into account any limitations on the Conversion of the Notes or exercise of the Warrants set forth in the Notes and Warrants, respectively) and (iii) as Interest Shares pursuant to the terms of the Notes. As of September 30, 2008, the Company did not have enough authorized and unissued common stock to reserve 130% shares. This amount is due subject to default.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the Company does not have sufficient unissued authorized share capital. The Company is required to increase the authorized share capital which is not within the control of the Company. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability was calculated to be nil at September 30, 2008. In addition, since the Company does not have enough number of unissued authorized shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction have been reported as liability at September 30, 2008 in the accompanying balance sheet with a fair value of $3,523,344.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions:

	Series A	Series B	Series C
Risk-free interest rate	3%	2.5%	2.85%
Expected life of the warrants	7 years	3 years	6 years
Expected volatility	133.47%	133.47%	133.47%
Expected dividend yield	0%	0%	0%

The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $331,438 and $11,244,857, respectively.  The first $5,000,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the debentures and the excess of $4,153,572 and $6,576,294 has been shown as financing costs in the statement of operations as of September 30, 2008 and December 31, 2007.

Warrants outstanding at September 30, 2008 and related weighted average price and intrinsic value is as follows:

	Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Series A	0.5627	8,885,730	2.59	0.15	8,885,730	0.15	-
Series B	0.5627	6,220,011	0.65	0.24	6,220,011	0.24	-
Series C	0.5627	6,353,297	1.55	0.17	6,353,297	0.17	-
Total		21,459,038	4.79	0.56	21,459,038	0.56	_

The Company received two Event of Default Redemption Notices dated on July 25, 2008 and October 6, 2008 from Castlerigg with respect to the senior security note. Specifically, the July Default Notice and the October Default Notice stated that the Company is in default for failure to: (1) cause the Initial Registration Statement to be declared effective by the SEC on or prior to June 18, 2008; and (2) make the required Registration Delay Payments to Castlerigg on or prior to the applicable Payment Date. The October Default Notice seeks to redeem the Note in full at the Event of Default Redemption Price, which calculated as of the date in the October Default Notice equals $6,371,201.

As of September 30, 2008 and 2007, the Company incurred interest expense and penalty related to the said note in the amount of $736,860 and $0 respectively.

NOTE 13

 SHORT TERM LOAN

The Company has an approved line of credit up to the amount of $1,458,768. The line of credit expires on July 29, 2010. The line is un-secured with a flexible interest rate which equals to 1.5 times of the benchmark interest rate of People’s bank of China.

As of September 30, 2008, the Company has a short-term loan balanced at $583,507 under the line of credit.

NOTE 14  ACCOUNT PAYABLES AND ACCRUED EXPENSES

Accrued expenses and other current liabilities as of September 30, 2008 and December 31, 2007 are summarized as follows:

	9/30/2008	12/31/2007
	(Unaudited)
Account payables	$31,402	$17,166
Accrued staff welfare	4,554	9,385
Interest payable	614,600	-
Accrued expenses	23,586	54,588
Total	$674,142	$81,139

NOTE 15  OTHER CURRENT LIABILITIES

Other current liabilities as of September 30, 2008 and December 31, 2007 are summarized as follows:

	9/30/2008	12/31/2007
	(Unaudited)
Payable of purchasing building	$155,623	$-
Deposits	135,615	43,330
Subsidy income	29,175	20,833
Others	7,672	61,065
Total	$328,085	$125,228

NOTE 16   DUE TO RELATED PARTY

Due to related party of $20,000 as of September 30, 2008 and December 31, 2007 represents $10,000 payable to former beneficial owner of Crawford Lake Mining Inc. and $10,000 payable to the CEO of the Company. The payables are unsecured, non interest bearing and payable on demand.

NOTE 17  STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the company has allocated 10% of its net income after tax to surplus as of September 30, 2008 and December 31, 2007. The Company allocated its statutory reserve $137,044 and $157,774 as of September 30, 2008 and December 31, 2007 respectively.

Balances of Statutory reserves as of September 30, 2008 are as follows:

September 30, 2008
Net income of operation in PRC	$ 1,370,440
Reserve rate of statutory fund	10%
Amount reserved in 2007	$ 137,044

Balance of statutory reserve at December 31, 2007	$ 228,633
Change during the nine months ended September 30, 2008	137,044
Balance of statutory reserve at September 30, 2008	$ 365,677

According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is not required to reserve the “Statutory common welfare fund”. Accordingly, the Company did not reserve the common welfare fund in 2007 and 2008.

NOTE 18   SHARES TO BE CANCELLED

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

As of August 21, 2007, Downshire Capital Inc. was not able to complete the financing before closing deadline according to the termsheet signed with the Registrant on July 17, 2007. After further negotiation, both parties could not reach further agreement to extend the term sheet and the term sheet was terminated accordingly.  The stock transfer agent of the Company has put restriction on the stock to trade. The Company requested its stock transfer agent to cancel the shares. However, Downshire Capital Inc. did not return the certificates to stock transfer agent as of September 30, 2008. The shares have been classified as “Shares to be cancelled” in the accompanying financial statements.

Note 19  INCOME TAXES

The Company is registered in the State of Navada and has operations in primarily two tax jurisdictions - the PRC and the United States. For the operation in the U.S., the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2008. Accordingly, the Company has no net deferred tax assets.

The operation in PRC is approved as hi-tech software company and enjoys 15% income tax rate.And Jinan YinQuan is completely exempt of income tax for the first 2 years up to December 2007 and is 50% exempt of income tax for the next 3 years pursuant to State Tax notice No. 2003(82) because being a foreign invested company.

As of September 30, 2008 and 2007, the Company had income tax expense $111,117 and $0 respectively.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	September 30, 2008	September 30, 2007
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Valuation allowance	(40%)	(40%)
Foreign income tax - PRC	15%	15%
Exempt from income tax	(11%)	(15%)
Tax expense at actual rate	4%	0%

United States of America

As of September 30, 2008, the Company in the United States had approximately $1,044,445 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at September 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the U.S. as of September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
Net operation loss carry forward	$ 1,044,445	$ 2,905,645
Total deferred tax assets	376,000	74,525
Less: valuation allowance	(376,000)	(74,525)
Net deferred tax assets	$ -	$ -

NOTE 20  OPERATING LEASE

The Power Unique leases its office space in Beijing China under an operating lease starting from January 25, 2008 and expiring January 24, 2011.  Jinan YinQuan leased its office space under an operating lease expiring May 2008. Starting from June 2008, Jinan YinQuan’s new building was ready and Jinan YinQuan doesn’t need to incur rent expense any more.

Rent expense under this operating lease was approximately $31,856 and $ during the nine month period ended September 30, 2008.

The rent expenses for the next five years after September 30, 2008 are as follows:

September 30, 2009	$61,268
September 30, 2010	$61,268
September 30, 2011	$20,423

NOTE 21   SEGMENT REPORTING

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

During the nine months ended September 30, 2008 and 2007, the Company is organized into three main business segments: (1) Telecommunications minutes, (2) Equipment Sales and (3) Technical services. There were no transactions between segments. The following table presents a summary of operating information and certain period-end balance sheet information for the nine months ended September 30, 2008 and 2007:

	nine month periods ended September 30,
	2008	2007
Revenues from unaffiliated customers:
Telecommunication	$4,893,534	$3,074,260
Equipment sales	395,115	387,912
Technical services	1,410,719	479,580
Consolidated	$6,699,368	$3,941,752

Operating income (loss):
Telecommunication	$(507,076)	$414,085
Equipment sales	31,565	20,026
Technical services	1,227,026	443,394
Corporation (1)	(307,585)	(64,040)
Consolidated	$443,930	$813,465

Net income (loss) before taxes:
Telecommunication	$(300,680)	$446,854
Equipment sales	48,230	23,892
Technical services	1,286,526	448,173
Corporation (1)	1,858,397	(64,040)
Consolidated	$2,892,473	$854,878

Net income (loss):
Telecommunication	$(381,845)	$446,854
Equipment sales	41,677	23,892
Technical services	1,274,495	448,173
Corporation (1)	1,858,397	(64,040)
Consolidated	$2,792,724	$854,878

Identifiable assets:
Telecommunication	$7,151,866	$3,632,032
Equipment sales	1,969,546	159,199
Technical services	32,166	-
Corporation (1)	1,600,977	-
Consolidated	$10,754,555	$3,791,231

Depreciation and amortization
Telecommunication	$359,906	$87,029
Equipment sales	30,015	-
Consolidated	$389,921	$87,029

Capital contribution
Telecommunication	$2,163,061	$985,580
Equipment sales	430,462	-
Consolidated	$2,593,523	$985,580

(1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.

Note 22 GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has a retained earnings (accumulated deficit) of $977,534 and ($1,612,129) as of September 30, 2008 and December 31, 2007, and the Company is in default of the terms of Senior Security Note as of September 30, 2008.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments;  and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities;3)seek governmental funds support.

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

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

•

We intend to continue with our marketing strategies to market our NP Soft Switch System in the People's Republic of China. We currently offer our products to 17 cities within the Shandong Province, 3 cities within Zhejiang Province and 1 city in Anhui Province.

•

Along with the continued marketing activities of our current products and services, we are also developing other telecommunication technologies in order to complement our VOIP product offering. The newly developed International Business Communication Center (“IBCC”) platform based on our original VoIP technology was released late of this October.

•

During the next twelve months, the Company expects to roll out new technologies and also expand into new markets within the People's Republic of China. The main products and technologies that will be provided in the following times are Diver Hard-disk computer and virtualization technology solutions for enterprises.

Our aggressive expansion plan will be replied on such capital support.  We cannot assure the successful result of fund raising.  As such, we may not execute our initial business strategy or plan as expected, and furthermore, our competitors may stand in a better position than us, which results in an adverse effect on our business, although we believe that currently, even without such funds, we can still run a healthy business within our already occupied markets.

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

Results of operations for the three months ended September 30, 2008

During the three months ended September 30, 2008, we recorded revenue of $1,300,906 as compared to $1,899,854 of the same period of 2007, a decrease of $598,948 or 32%.  The decrease of revenue is mainly because the company concentrated on the development of the International Business Communication Center (IBCC) in the third quarter, and didn’t accept any external development projects which could bring large revenue as before.

Cost of sales increased to $1,755,329 during the three months ended September 30, 2008 from $1,175,312 during the same period of 2007, an increase of $580,017 or 49%.  The increase is mainly due to the increase of sales tax based on the increase of revenue, and also due to the increase of promotion expenses during the Olympic games.

The gross profit decreased from $724,542 in the three months ended September 30, 2007 to $(454,424) during the three months ended September 30, 2008.  The decrease of 163% or $1,178,966 is due to the increase of the sales cost.

Selling, general and administrative expenses were $391,225 during the three months ended September 30, 2008 as compared to $116,266 during the same period of 2007, an increase of $274,959 or 236%.  The increase was mainly contributed to development expenses of IBCC platform and more administrative expenses in relation to more sales offices in China.

Depreciation and amortization expenses increased by 310% or $131,252 to $173,560 during the three month periods ended September 30, 2008 as compared to the same period of 2007.  The increase is mainly attributed to the increase of equipments used for current business and future expansion purposes.

We recorded operation loss of $1,019,209during the three months ended September 30, 2008 as compared to operation income $565,968 during the same period of 2007.  This is mainly due to the big increase of operation costs in the quarter ended September 30, 2008.

Other income/(expenses) recorded other expense of amortization of convertible debt of $416,667, interest expenses of $423,820 and other income of change in derivative liability of $3,516,431 during the three months ended September 30, 2008 which were resulted from convertible notes issued in December of 2007.  The income of change in derivative liability of $3,516,431 was varied in accordance with our stock market price.  After setting-off other expenses, net other income recorded $2,847,156 during the three months ended September 30, 2008 compared to the gain of $26,804 during the same period of 2007, an increase of $2,820,352 or 10522%.

Net gain recorded $1,735,147 during the three months ended September 30, 2008 as compared to gain of $592,772 during the same period of 2007, an increase of $1,142,375 or 193% The increase of net gain from other income is mainly due to change in derivative liability,.

Results of operations for the nine months ended September 30, 2008

During the nine months ended September 30, 2008, we recorded revenue of $6,699,368 as compared to $4,155,855 of the same period of 2007, an increase of $2,543,513 or 61%.  The sharp increase of revenue is mainly contributed to more acceptances of our products and services.  In addition, with the fund support, we are able to expand to more geographic areas.

Cost of sales increased to $4,802,118 during the nine months ended September 30, 2008 from $2,964,774 during the same period of 2007, an increase of $1,837,344 or 62%.  The increase is mainly due to the increase of actual dialing time for all customers which is general in line with the increase of settlement cost with China Tietong, and also due to the increase of sales tax.

The gross profit increased from $1,191,081 in the nine months ended September 30, 2007 to $1,897,250 during the nine months ended September 30, 2008.  The increase of 59% or $706,169 is due to the increase of revenue.  The increase of gross margin is mainly due to the change in revenue segments.

Selling, general and administrative expenses were $1,063,399 during the nine months ended September 30, 2008 as compared to $290,587 during the same period of 2007, an increase of $772,812 or 266%.  The increase was mainly contributed to the marketing expenses in order to achieve higher revenue and more administrative expenses in relation to more sales offices in China.

Depreciation and amortization expenses increased by 348% or $302,892 to $389,921 during the nine months ended September 30, 2008 as compared to the same period of 2007.  The increase is mainly attributed to the increase of equipments used for current business and future expansion purposes.

We recorded operation gain of $443,930 during the nine months ended September 30, 2008 as compared to $813,465 during the same period of 2007.  This is mainly due to the big gross loss incurred in the nine months ended September 30, 2008.

Other income/(expenses) recorded other expense of amortization of convertible debt of $1,250,000, interest expenses of $735,471 and other income of change in derivative liability of $4,153,572 during the nine months ended September 30, 2008 which were resulted from convertible notes issued in December of 2007.   After setting-off other income, net other income recorded $2,448,543 during the nine months ended September 30, 2008 compared to the gain of $41,413 during the same period of 2007.

Net gain recorded $2,792,724 during the nine months ended September 30, 2008 as compared to net gain of $854,878 during the same period of 2007, an increase of $1,937,846 or 227%.  Apart from the net gain from other income due to change in derivative liability, the gain in 2008 is mainly due to the increase in revenue and operating margin.

Liquidity and Capital Resources

Cash used in operating activities were $2,263,143 during the nine months ended September 30, 2008 as compared to cash provided by operating activities of $27,849 for nine months ended September 30, 2007.  Cash used in operating activities mainly consisted of change in derivative liability of $4,153,571, increase in advance to suppliers of $879,764 increase in inventory of $463,342 and increase in accrued and other current liabilities of $246,817, partially offset by net gain of $2,792,724, change in beneficial conversion feature of $1,250,000, depreciation and amortization of $389,921, provision for bad debts of $8,807, and amortization of debt discount and fund raising fee of $110,991.  Cash used in operating activities during the same period of 2007 mainly consisted of increase of accounts receivables of $318,854, increase of advances to suppliers of $659,300, increase of prepaid and other current assets of $13,930 and increase in inventory of $107,352, partially setting off by net income of $854,878, , depreciation and amortization of $87,029, increase of other current liabilities of $185,378..

Cash flows used in investing activities were $2,691,556 during the nine months ended September 30, 2008 as compared to $985,580 during the same period of 2007.  Cash used in investing activities during the nine months ended September 30, 2008 mainly consisted of purchase of property and equipment of $601,887, purchase of intangible assets of $1,408,747, cash payment for acquisition of $582,889 by setting off cash from acquired subsidiary of $98,033.  The cash used in investing activities during the nine months ended September 30, 2007 represent the cash used for purchase of property and equipment.

Cash flows from financing activities were $571,522 during the nine months ended September 30, 2008 as compared to $260,561 during the same period of 2007. Cash from financing activities during the nine months ended September 30,2008 mainly consisted of proceeds on short-term loan.

Foreign currency translation was $(110,757) during the nine months ended September 30, 2008 as compared to $37,612 during the same period of 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

Reference is made to the disclosures contained in Item 2.04 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 10, 2008 for information concerning certain triggering event that accelerate or increase a direct financial obligation thereof.

On October 6, 2008, we received an Event of Default Redemption Notice (the "October Default Notice") from Castlerigg Master Investments Ltd. ("Castlerigg") with respect to the Securities Purchase Agreement and related transaction documents dated December 21, 2007 (the "Financing Transaction") which are disclosed in more detail in the Form 8-k filed on December 26, 2007.

As previously disclosed in the Company's Form 10-Q filed on August 14, 2008, we received an Event of Default Redemption Notice dated July 25, 2008 (the "July Default Notice") from Castlerigg with respect to the Financing Transaction. Due to our inability to settle the issues raised in the July Default Notice, Castlerigg issued the October Default Notice which reaffirmed and repeated the events of default stated in the July Default Notice. Specifically, the July Default Notice and the October Default Notice stated that we are in default for failure to: (1) cause the Initial Registration Statement to be declared effective by the SEC on or prior to June 18, 2008; and (2) make the required Registration Delay Payments to Castlerigg on or prior to the applicable Payment Date. On July 29, 2008, the Registration Statement went effective. The October Default Notice seeks to redeem the Note in full at the Event of Default Redemption Price (as defined in the Note), which calculated as of the date in the October Default Notice equals $6,371,200.77.

As the Company previously reported in the October 10, 2008 Form 8-K (with regard to the October Default Notice) and August 14, 2008 Form 10-Q (with regard to the July Default Notice) and reaffirms here, the Company does not believe that it is in default under the Note. The Company does not believe that any of the Events constitutes a default under the Note. Although no assurances can be given as to the ultimate outcome of this matter, the Company disagrees with the claims in the July Default Notice and the October Default Notice that a default has occurred under the Note and intends to vigorously contest these claims.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

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

CHINA VOIP & DIGITAL TELECOM, INC.

Date: November 19 , 2008	By:	/s/ Li Kunwu
Li Kunwu
Chief Executive Officer and Chief Financial Officer