Form 10-K
period 2008-12-31
China VoIP & Digital Telecom Inc.
filed 2009-03-31
CIK 1337615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year period ended                                                      DECEMBER 31, 2008

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___ to ___

Commission file number                                           333-131017

CHINA VOIP & DIGITAL TELECOM, INC.
(Exact name of small business issuer in its charter)

Nevada	98-0509797
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11th Floor Tower B1, Yike Industrial Base, Shunhua Rd,
 High-tech Industrial Development Zone, Jinan,China
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes [ ]  No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 30, 2009 was: approximately $9,580,000 (based upon a closing sale price of $0.185 per share, as reported on the OTCBB).

The issuers’ revenues for the fiscal year ended December 31, 2008 were: $8,524,413

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock:  par value of $0.001;   53,008,000 shares issued and outstanding on December 31, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

CHINA VOIP & DIGITAL TELECOM, INC.

FORM 10-K

FISCAL YEAR 2008

TABLE OF CONTENTS

PART I
Item 1.        Description of Business

Item 2.        Description of Property

Item 3.        Legal Proceedings

Item 4.        Submission of Matters to a Vote of Security Holders

PART II
Item 5.        Market for Common Equity, Related Stockholder Matters, and Small Business Issues/purchases of Equity Securities

Item 6.        Selected Financial Data

Item 7.        Management’s Discussion and Analysis, or Plan of Operation

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

Item 8.        Financial Statements and Supplementary Data

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.                     Controls and Procedures

Item 9B.                      Other Information

PART III
Item 10.       Directors, Executives Officers, Promoters and Control Persons.
     Compliance with Section 16(a) of the Exchange Act

Item 11.                        Executive Compensation

Item 12.                        Security Ownership of Certain Beneficial Owners and Management and
  Related Stockholder Matters

Item 13                          Certain Relationships and Related Transactions

Item 14.                         Principal Accounting Fees and Services

PART IV

Item 15.                         Exhibits, Financial Statement Schedules

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

On May 7, 2008 (the “Closing Date”), Yinquan completed the acquisition of Beijing PowerUnique Technologies Co., Ltd. (“BPUT”), a company incorporated under the laws of the People’s Republic of China, in accordance with the Investment Agreement.  On the Closing Date, pursuant to the terms of the Investment Agreement, Yinquan invested RMB4,000,000 to BPUT; and BPUT transferred 80% of the shares and ownership interests of BPUT to Yinquan.  On the Closing Date, Yinquan became the controlling shareholder of BPUT. BPUT is a company incorporated under the laws of the People’s Republic of China.  It is a privately held software company in Beijing specializing in enterprise application software research and development.  It creates reliable, secure as well as efficient information technology platforms for enterprise clients.  It is committed to providing the highest quality solutions to enterprises in both information security and virtual technology.

Jinan Yinquan’s principal activities are developing and sales of computer software and hardware, digital video pictures system; developing and sales of computer network and network audio devices, parts, low value consumables and etc (exclusive of the business not obtained the license).  After completing the acquisition of BPUT, it currently is focused on the Voice over Internet Phone (“VoIP”), information security and virtualization technology related business.

In 2008, Yinquan launched a new communication platform based on its VoIP technology.  The new platform, International Business Communication Center (IBCC) is designed to meet all the communication requirements for the operation of a modern enterprise. It includes telephone, fax, email, SMS, conference calling and video conferencing together with OA and CRM software, in a single integrated package. In addition, IBCC also provides its registered users with information on more than 8 million industrial enterprises. These enterprises have been classified into 20 categories in order to expedite users’ searches for critical information. The most important function of IBCC is that it allows users to click to call the person or enterprise they want through the webpage.

All of the communications functions of IBCC are structured using the existing VoIP technology of Yinquan, which ensures the lowest possible rate for communications services. Furthermore, IBCC will provide users with a region-free office thanks to its VoIP technology. Users’ offices can be anywhere as long as there is broadband service. It’s the original reason Yinquan designed IBCC.

IBCC offers five advantages over current competition:
•
Multiple and convenient basic communications functions: the IBCC package contains all basic communications requirements like telephone, fax, email and SMS, and all functions can be accessed with one click on the web

•	Powerful value-added communications functions, including multi-party conference calls and video conferencing
•	Lowest available communications rates: thanks to VoIP technology, users may enjoy both IP telephone and fax on IBCC without the equipment but with the lowest rate
•	Region-free offices: users may login to their own office platforms anywhere and anytime
•	Free OA and CRM software: IBCC offers these critical applications for free

The virtualization business is primarily conducted through BPUT outside Shandong area, while Yinquan is primarily focusing on Shangdong area . Currently, both Yinquan and BPUT are the leaders in applied virtual technology field in China.  In May, 2008, BPUT became an official Technology Alliance Partner (TAP) of VMware (NYSE: VMW). VMware is the global leader in virtualization solutions from the desktop to the data center. Customers of all sizes rely on VMware to reduce capital and operating expenses, ensure business continuity, strengthen security and go green. VMware has more than 100,000 customers worldwide and all Fortune 100 enterprises are using the mature virtual technology of VMware. The alliance partnership allows BPUT to leverage VMware's advanced virtual technology in the information security products marketplace in order to broaden its product offerings and strengthen its competitive advantage.

After Yinquan launched both the virtualization application technology and IBCC service platform in 2008, its virtualization technology and its IBCC service platform have been endorsed as the designated virtualization application technology product and the designated communications service platform for the 11th National Games of China, respectively. Yinquan will implement the virtualization technology in the National Games dedicated data center.  The virtualization technology should significantly reduce system purchases and operating costs. It should also improve the reliability and manageability of the system and safeguard the information used during the Games. In addition, the IBCC service platform will be run as the sub-website of the National Games’ official website for athletes, coaches, staff, volunteers and sponsors so they may enjoy unified communication services including an online office system, telephone, SMS, email, fax, conference call and video conference.

Industry Background

VoIP

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


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

TECHNICAL SPECIFICATIONS OF THE NP SYSTEM:

  Our NP soft switch IP phone system and its ancillary IP phone billing and management systems were are all proprietarily developed by Jinan Yinquan, and are protected by a software copyright certificate issued by the State Copyright Bureau. The technology has been registered as a software product at Shandong Information Industry Office：

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

Products and Services

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

Following services or products are designed for these median or big size enterprises:

NGN Soft Switch System

The communications technology has been driven by the development of Internet technology all the time. And the prologue of a new round communications technology competition has been kicked off by the new communications technology and instruments which are represented by VoIP. This also expands the competition among telecom operators from areas and users to the communications technologies .. VoIP has been the preferred technology for the newcomers in telecom market. The great prospect of VoIP has been embodied in three aspects:

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

Virtualization Technology

Virtualization is a proven software technology that is rapidly transforming the IT landscape and fundamentally changing the way people compute. Today's powerful x86 computer hardware was originally designed to run a single operating system and a single application, but virtualization breaks that boundary by making it possible to run multiple operating systems and multiple applications on the same computer at the same time, increasing the utilization and flexibility of the hardware.

Virtualization is a technology that benefits anyone who uses a computer, from IT professionals and Mac enthusiasts to commercial businesses and government organizations. Millions of people around the world have used virtualization technology to save time, money and energy while achieving more with the computer hardware they already own.

Jinan Yinquan’s virtualization technology applications are being named one of the Green IT projects by the local governments which have increased their supports for the adoption of the technology.

Competition

VoIP

The market for our VoIP products and services is increasingly competitive, evolving rapidly and is subject to shifting customer needs and introductions of new products and services. Our current and potential competitors approach the market from different areas of expertise and vary in size and scope with respect to the products and services that they offer or may offer in the future.

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

Virtualization

Virtualization technology industry is relatively nascent in China. The major competition is from international player such as VMware. However, given the technical alliance partnership BPUT has with VMware, Yinquan is in a good position to take advantage of the market growth. Most importantly, the virtualization technology provided by Yinquan has obtained strong support from Shandong.government.

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

In 2008, we incurred large amount of research and development cost in IBCC and other new products.

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

The government regulation on the virtualization technology is minimum.

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in China and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of December 31, 2008, we have five (5) software copyrights.  In particular, we have a software copyright certificate for NP Network Telephone, a software copyright certificate for billing and managing system of IP phone systems, a software copyright certificate for a long-distance video monitoring system and also a new software copyright obtained in 2008 for Yinquan’s IBCC communication system. Our patents expire on dates ranging from 2028 to 2030. We cannot predict whether our pending patent applications will result in issued patents.

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

Employees

As of December 31, 2008, we had 51 full-time employees: 9 are in research and development, 10 are in operations and customer care, 24 are in sales and marketing and 8 are in general and administrative functions.  Although our employees are covered by employment agreements titled, “Labor Contracts” none of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

SUBSEQUENT EVENT

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

ITEM 1A.                      RISK FACTORS.

Not required to be included for small business issuers.

ITEM 2.                      DESCRIPTION OF PROPERTY

The Company’s executive office is located in Jinan City, Shandong Province, China.  The address is 11th Floor Tower B1, Yike Industrial Base, Shunhua Rd, High-tech Industrial Development Zone, Jinan,China. The Company move into the newly purchased office building in June 2008. The new building is located in Yi ke Industrial Base at Jinan High-Tech Industrial Development Zone, on the eleventh floor, occupying 2,000 square meters.

ITEM 3.                      LEGAL PROCEEDINGS

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

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

	Fiscal 2007		Fiscal 2008
Quarter	$ High Closing Price	$ Low Closing Price	$ High Closing Price	$ Low Closing Price
First	4.83	2.01	0.9	0.45
Second	2.31	1.11	0.65	0.36
Third	1.19	0.46	0.39	0.18
Fourth	1.70	0.41	0.3	0.06

Holders of the Company’s Stock

The Company has issued common stock only.  On December 31, 2008, the total number of holders of record was approximately 86.

Dividends

None

Securities authorized for issuance under Equity Compensation Plans

Equity compensation plan information as of December 31, 2008

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

Recent Sales of Unregistered Securities

None

ITEM 6.                      SELECTED FINANCIAL DATA.

Not required to be included by smaller reporting companies.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS or PLAN OF OPERATION

Item 1.                      Safe Harbor Declaration

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

During the next twelve months, the Company expects to enlarge the whole China market for its virtualization technology, and to obtain more customers via its new IBCC communication platform. In addtion, the Company wish to make a wider acknowledge of its virtualization technology and IBCC platform by sponsoring the 11th National Games of PRC.

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

Results of Operations for the years ended December 31, 2008 and 2007

During the year ended December 31, 2008, we recorded revenue of $8,524,413 as compared to $6,083,671 of 2007, an increase of $2,440,742 or 40%.  The sharp increase of revenue is mainly contributed to more acceptances of our products and services.  In addition, with the fund support, we were able to expand to more geographic areas.  In addition, during 2008, we acquired a new subsidiary, Beijing Power&Unique, which contributed revenue of approximately $490,035 since acquisition.

Cost of sales increased to $6,264,736 during the year ended December 31, 2008 from $3,916,360 during 2007, an increase of $2,348,376 or 60%.  The sharp increase of the cost is mainly due to the increase of our settlement price with the telecom cooperator – China Tietong this year. In addition, in order to promote the new IBCC platform, we presented new customers the tested telephone charge for their tests on the platform which incurred a large amount of cost.

The gross profit increased from $2,167,311 in the year ended December 31, 2007 to $2,259,677 during 2008.  The increase of 4.26% or $92,366 is due to the increase of revenue.  However, due to the global finance crisis in 2008, we adopted the price-cut policy to maintain existing customer base and also the market share, it resulted the decrease of the profit rate. Meanwhile, the increase of our settlement price with the telecom cooperator – China Tietong  and the presented test telephone charge activity for IBCC promotion resulted the increase of the cost, so the gross profit didn’t increase too much.

Selling, general and administrative expenses were $4,259,836 during year ended December 31, 2008 as compared to $874,810 during 2007, an increase of $3,385,026  or 387%.  The increase was mainly contributed to the marketing expenses in order to achieve higher revenue and more administrative expenses in relation to more sales offices in China. The increase was also because we recorded an impairment of goodwill of $402,328 on December 31,2008. The goodwill resulted from the acquisition of Beijing Power Unique. In addition, we incurred market promotion cost for our virtual technology and new developed IBCC platform. Especially, we sponsored the 11th National Games of PRC which will be held in October 2009 by expense of $1.5 million.

Depreciation and amortization expenses increased by 293% or $457,466 to $613,578 during the year ended December 31, 2008 as compared to 2007.  The increase is mainly attributed to the increase of equipments used for current business and future expansion purposes, and also due to we moved to the new office building without renting office anymore, as well as the amortization of intangible assets acquired.

We recorded operation loss of $2,000,159 during the year ended December 31, 2008 as compared to the income of $1,292,501 during year 2007. The loss is mainly incurred by the increase of various expenses while revenue increased not too much

Other income/(expenses) is comprised of other expense of amortization of convertible debt of $1,666,667, interest expenses of $651,617, subsidy income of $105,076, interest income of $69,119 and other income of change in derivative liability of $6,512,616 during the year ended December 31, 2008.  Among such expenses, amortization of convertible debt of $1,666,667, interest expenses of $651,617, and other income of change in derivative liability of $6,512,616 were resulted from convertible notes issued in December of 2007.  The income of change in derivative liability of $6,512,616 was varied in accordance with our stock market price.

Net income was recorded $2,438,162 during the year ended December 31, 2008 as compared to net loss of $1,327,907 of 2007, an increase of $3,766,069 or 284%.  Apart from the net income from other income due to change in derivative liability, the gain in 2008 was mainly due to the increase in revenue.

Liquidity and Capital Resources

Cash used in operating activities were $1,288,453 during the year 2008 as compared to cash provided by operating activities of $659,482 for 2007.  Although net income of 2008 was $2,438,162, after setting off non-cash income of change in derivative liabilities of $6,512,616, adding non-cash expense of change in conversion feature of $1,666,667, and other non-cash expenses of $1,082,898 in total, the Company actually incurred net loss of $922,561.  Furthermore, change of working capital and minority interest resulted in additional cash outflow of $365,892.  Thus, $1,288,453 cash was used in operating activities of 2008.  Cash provided by operating activities during of 2007 mainly resulted from net loss of $1,327,907 by setting off non-cash expenses of $2,997,427 in net, which is 1,669,520 net cash inflow.  However, change of working capital resulted in cash outflow of $1,010,038, which is very close to 2008’s figure.  Such increase of working capital was generally in line with increase of revenue and business scope.

Cash flows used in investing activities were $4,831,578 during 2008, as compared to $1,412,302 during 2007.  Cash used in investing activities during 2008 mainly consisted of purchase of property and equipment of $879,940, purchase of intangible assets of$1,621,218, invest in interest bearing loan of $1,611,099, payment of long term prepaid expenses of $46,249 and cash payment in connection of acquisition of new subsidiary of $673,072.  The cash used in investing activities during 2007 represents the cash used for purchase of property and equipment.

Cash flows provided by financing activities were $962,333 in 2008, as compared to $4,566,033 in 2007.  Cash provided by financing activities in 2008 represents the cash proceeds from short term loan and the cash provided by financing activities in 2007 mainly resulted in cash proceeds on convertible debts of $4,556,033.

Foreign currency translation effect in cash flows were $152,864 during 2008 as compared to $45,136 during 2007.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required to be included by smaller reporting companies.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are attached hereto following beginning on Page F-1.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There have been no changes in or disagreements with our accountants on any accounting matters or financial disclosures.

ITEM 9A.                    CONTROLS AND PROCEDURES

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

ITEM 9B.                    OTHER INFORMATION

As previously disclosed in the Company's Form 10-Q filed on August 14, 2008 and the Current Report Form 8-K filed on October 10, 2008, we received event of default redemption notices dated July 25, 2008 (the "July Default Notice") and dated October 6, 2008 (the “October Default Notice” collective, with the July Default Notice, the “Default Notices”) respectively from an accredited investor (the “Investor”) with respect to the amended and restated terms of the Securities Purchase Agreement and related transaction documents dated December 21, 2007 (the “Financing Transaction”).  Both the July Default Notice and the October Default Notice stated that we were in default for failure to: (1) cause the Initial Registration Statement to be declared effective by the SEC on or prior to June 18, 2008 and (2) make the required Registration Delay Payments to the Investor on or prior to the applicable Payment Date.  We agreed to enter into the Amended Agreement and all related documents as a direct response to resolve the Default Notices and as an inducement for the Investor to issue us a formal withdrawal of the Default Notices.  Upon closing of the above Amended Agreement, the Investor will withdraw the Default Notices and we will no longer be in default under the Financing Transaction and Amended Agreement.

On December 8, 2008, China VoIP & Digital Telecom, Inc. (“we” or the “Company”) entered into an Amendment and Exchange Agreement (the “Amended Agreement”) with the Investor that Financing Transaction.  The Financing Transaction is disclosed in more detail in the Form 8-K filed on December 26, 2007 and all transaction documents attached to that Form 8-k are herein incorporated by reference.  In connection with the Amended Agreement, we agreed to exchange the note and warrants issued in the Financing Transaction for (i) an amended and restated senior secured convertible note in the principal amount of $5,000,000 (the "Exchanged Note"), which is convertible into Common Stock, (ii) an amended and restated Series A Warrant in the form, which is exercisable into 23,062,731 shares of Common Stock (the "Exchanged Series A Warrant "), (iii) an amended and restated Series B Warrant which is exercisable into 16,143,911 shares of Common Stock (the "Exchanged Series B Warrant "), (iv) an amended and restated Series C Warrant, which, subject to certain conditions, shall be exercisable to 16,489,852 shares of Common Stock (the "Exchanged Series C Warrant") and (iv) a new Series D Warrant which is exercisable into 7,500,000 shares of Common Stock (the " Series D Warrant).

Pursuant to the Amended Agreement, we agreed to adjust the Conversion Price (as defined in the Exchanged Note) and the exercise prices of the Exchanges Series A Warrant, the Exchanged Series B Warrant and the Exchanged Series C Warrant to $0.2168. Accordingly, the Exchanged Series A Warrant is exercisable into 23,062,731 shares of Common Stock of the Company, the Exchanged Series B Warrant is exercisable into 16,143,911 shares of Common Stock of the Company, and the Exchanged Series C Warrant, subject to certain conditions, shall be exercisable into 16,489,852 shares of Common Stock of the Company.  Further, we amended the Expiration Date of the Series A Warrant and Series B Warrant to June 8, 2014, which is 78 months after the date of Amendment Date (as defined in the Exchanged Series A Warrant and the Exchanged Series B Warrant), and restated the expiration date of the Exchanged Series C Warrant to 78 months after the first time the Company elects a Company Optional Redemption (as defined in the Exchanged Note).

We also issued a new Series D Warrant, which can be exercised into 7,500,000 shares of the Common Stock of the Company with an exercise price of $0.2168 per share and expires on June 8, 2014.  There is also a cashless exercise feature that permits the Investor to exercise the warrant on a cashless basis if a registration statement covering the shares underlying the Series D Warrant is not in effect.  The Amended Agreement does not grant the Investor any additional registration rights so there is no requirement for us to register the shares underlying the Series D Warrant.

The foregoing description of the Amended Agreements contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the complete text of all Exhibits attached hereto.

On December 21, 2008, we received an Investor Redemption Notice (the Notice) from the Investor, stating that they selected to redempt one third of the principal ($5,000,000) after one year of the investment since December 21, 2007 according to the Amendment Agreement.  The Company received the Notice and now is under discussion with the Investor to seek a solution for the Company is not available to render the required amount before December 31, 2008, the deadline for the redemption.  The issue may incur default for the Company and it is uncertain if we can get a resolution.

-- PART III --

ITEM 10.                     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION (16) OF THE EXCHANGE ACT

Identification and Backgrounds of Directors and Officers

Name	Age	Principal Position	Appointment/ Resignation date

Li Kunwu	45	Chairman, CEO	January 1, 2002
Kan Kaili	65	Independent Director	August 15, 2007
Wang Qinghua	49	VP, CTO	August 14, 2001
Xu Yinyi	50	Director	November 26, 2004
Jiang Yanli	43	Director	August 16, 2006

Mr. Li is currently serving as the Chairman of the Company.  Prior to that, Mr. Li was the Financial Director of  one of  the largest state-owned enterprise in China for more than 10 years. Mr. Li is a CPA in the PRC, with an experience serving as a Financial  Controller in large-scale state-owned enterprises for more than fifteen years. He holds degrees in economics, management/finance, and accounting from Shandong University.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other	Restricted Stock Awards	Securities Underlying Options/ SAR	LTIP Payouts	All other compensation
Li Kunwu	2008	$ 15,000	-	-	-	-	-	-
CEO	2007	$ 15,000	-	-	-	-	-	-
	2006	$ 15,000	-	-	-	-	-	-

Wang Qinghua	2008	$ 14,000	-	-	-	-	-	-
CTO	2007	$ 14,000	-	-	-	-	-	-
	2006	$ 14,000	-	-	-	-	-	-

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

Directors Compensation

Each director is compensated $3,000 per year annually exclusive of their salary.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following persons are known to be the beneficial owners of more than 5% of the Company’s voting securities, as of December 31, 2007:

Title of class	Name and Address of Beneficial Owner	Number of Shares	Percent of Class

Common stock	Li Kunwu	6,200,000	11.98%
Common stock	Wang Qinghua	6,200,000	11.98%
Common stock	Xu Yinyi	2,880,000	5.56%

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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2008 and 2007 were $22,500 and $22,500 respectively.

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

All Other Fees
The Company incurred no other fees during the last two fiscal years ended December 31, 2008 and 2007.

Audit and Non-Audit Service Pre-Approval Policy

We currently do not have an audit committee. However, our board of directors has approved the services described above.

ITEM 15.  EXHIBITS

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
(4) Filed herewith.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China VoIP & Digital Telecom, Inc

Date:  March 31, 2009
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

China VoIP & Digital Telecom, Inc

Date:  March 31, 2009
By:  /S/ Wang Qinghua
Wang Qinghua
Director

Date:    March 31, 2009
By:  /S/ Xu Yinyi
Xu Yinyi
Director

Date:    March 31, 2009
By:  /S/ Jiang Yanli
Jiang Yanli
Director

Date:    March 31, 2009
By:  /S/ Kan Kaili
Kan Kaili
Director

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of December 31, 2008 and 2007	2

Consolidated Statements of Operations	3
for the years ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows	4
for the years ended December 31, 2008 and 2007
Consolidated Statements of Stockholders’ Equity	5
for the years ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements	6-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
China Voip & Digital Telecom Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of China Voip & Digital Telecom Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity(deficit), and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Voip & Digital Telecom Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has retained earnings of $826,033 at December 31, 2008 including a net income of $2,438,162 and a net loss of $1,327,907 for the years ended December 31, 2008 and 2007. These factors as discussed in Note 22 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 22. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
February 26, 2009

CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007

Assets
Current assets
Cash and cash equivalents	$341,331	$5,346,165
Accounts receivable	157,580	174,641
Advance to suppliers	934,419	1,109,350
Inventories - net	631,897	148,548
Due from related parties	49,795	0
Loans receivable	1,636,497	0
Other current assets, net	147,155	79,680
Total Current Assets	3,898,674	6,858,384

Long-term prepaid expenses, net	339,188	443,967

Property & Equipment - net	2,621,197	1,876,477

Intangible Assets - net	1,729,254	6,388

Total Assets	$8,588,313	$9,185,216

Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable	$3,361	$17,166
Short-term loans	977,503	0
Warrant Liability	1,164,299	7,676,915
Accrued expenses and other current liabilities	703,532	317,582
Due to related party	20,000	20,000
Total Current Liabilities	2,868,695	8,031,663

Long term Liabilities-Convertible debt	1,712,963	46,296

Stockholders' Equity
Common Stock, part value $.001 per share, 75,000,000 shares authorized; 53,008,000 shares issued and outstanding	53,008	53,008
Additional paid-in-capital	3,408,515	3,408,515
Shares to be cancelled	(1,212,000)	(1,212,000)
Other comprehensive income	702,466	241,230
Statutory reserves	228,633	228,633
Retained Earnings (accumulated deficit)	826,033	(1,612,129)
Total Stockholders' Equity	4,006,655	1,107,257

Total Liabilities and Stockholders' equity	$8,588,313	$9,185,216

The accompanying notes are an integral part of these consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Net revenues	$8,524,413	$6,083,671
Cost of revenue	6,264,736	3,916,360
Gross profit	2,259,677	2,167,311

Operating Expenses :
Selling, general and administrative	3,243,930	718,698
Depreciation and amortization	613,578	156,112
Impairment of goodwill	402,328	0
Total operating expenses	4,259,836	874,810

Income (loss) from operations	-2,000,159	1,292,501

Other income (expenses)
Interest income	69,119	3,575
Interest expenses	(651,617)	(26,747)
Subsidy income	105,076	50,819
Amortization of convertible debt	(1,666,667)	(6,576,294)
Change in derivative liability	6,512,616	3,899,379
Other income(expense)	78,867	28,860
Total other income (expense)	4,447,394	(2,620,408)

Income (loss) before income tax	2,447,235	(1,327,907)

Income tax	20,501	0

Minority interest	(11,428)	0

Net income (loss)	2,438,162	(1,327,907)

Other comprehensive gain
Foreign currency translation gain	461,236	186,927

Net comprehensive income (loss)	$2,899,398	$(1,140,980)

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC & DILUTED	$0.05	$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC & DILUTED	53,008,000	51,759,507

The accompanying notes are an integral part of these consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,438,162	$(1,327,907)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization of beneficial conversion feature	1,666,667	6,576,294
Change in derivative liability	(6,512,616)	(3,899,379)
Depreciation and amortization	613,578	46,296
Reserve for inventory obsolesce	9,310	156,112
Impairment of goodwill	402,328	0
Reserve for bad debts	312,022	67,104
Amortization of debt discount and fund raising fee	147,988	51,000
Minority interest	(11,428)	0
Increase/(decrease) in operating assets:
Accounts receivable	(141,253)	(170,975)
Inventories	(347,279)	(124,902)
Advances to suppliers	269,442	(1,051,694)
Prepaid expenses and other assets	(27,065)	160,275
Increase/(decrease) in operating liabilities:
Accounts payable	(14,724)	16,482
Deferred revenue	32,616	0
Accrued expenses and other current liabilities	(126,201)	160,776
Total Adjustments	(3,726,615)	1,987,389
Net cash provided by (used in) operating activities	(1,288,453)	659,482

Cash flows from investing activities:
Purchase of property and equipment	(879,940)	(1,412,302)
Advance to acquired subsidiary	(98,548)	0
Payment for interest bearing loan	(1,611,099)	0
Purchase of intangible assets	(1,621,218)	0
Payment for acquisition	(574,524)	0
Payment on long-term prepaid expenses	(46,249)	0
Net cash used in investing activities	(4,831,578)	(1,412,302)

Cash flows from financing activities:
Proceeds from subscription of convertible debt	0	4,556,033
Proceeds from related parties - net	0	10,000
Proceeds on short-term loan	962,333	0
Net cash provided by financing activities	962,333	4,566,033

Foreign currency translation	152,864	45,136

Net increase (decrease) in cash and cash equivalents	(5,004,835)	3,858,349

Cash and cash equivalents, beginning balance	5,346,165	1,487,816

Cash and cash equivalents, ending balance	$341,331	$5,346,165

SUPPLEMENTARY DISCLOSURE:

Interest paid	$0	$26,747

Income tax paid	$0	$0

The accompanying notes are an integral part of these consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional	Shares	Statutory	Other	Retained	Total
	Common Stock		Paid	to be		Comprehensive		Stockholders'
	Shares	Amount	in Capital	Cancelled	Reserves	Gain	Earnings	Equity (deficit)
Balance December 31, 2006	51,758,000	$51,758	$2,146,765	$0	$70,859	$54,303	$(126,447)	$2,197,238

Issuance of shares for services	1,200,000	1,200	1,210,800	0	0	0	0	1,212,000
Shares to be cancelled	0	0	0	(1,212,000)	0	0	0	(1,212,000)
Shares issued in liue of compensation	50,000	50	50,950	0	0	0	0	51,000
Net loss	0	0	0	0	0	0	(1,327,907)	(1,327,907)
Foreign currency translation	0	0	0	0	0	186,927	0	186,927
Provision of statutory reserve	0	0	0	0	157,774	0	(157,774)	0

Balance December 31, 2007	53,008,000	53,008	3,408,515	(1,212,000)	228,633	241,230	(1,612,129)	1,107,257

Net Income	0	0	0	0	0	0	2,438,162	2,438,162
Foreign currency translation	0	0	0	0	0	461,236	0	461,236
Provision of statutory reserve	0	0	0	0	0	0	0	0

Balance December 31, 2008	53,008,000	$53,008	$3,408,515	$(1,212,000)	$228,633	$702,466	$826,033	$4,006,655

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

Allowance for Doubtful Accounts
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2008 and December 31, 2007, the allowances for doubtful accounts were $172,340 and $0, respectively.

Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.  As of December 31, 2008 and December 31, 2007, the reserves for obsolescence were $106,437 and $90,882, respectively.

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

 Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of January 1, 2006 and will recognize stock-based compensation expense using the modified prospective method.

Advertising
Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses most of advertising costs as incurred, but amortize the new product image’s designing costs.

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

In May 0f 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles.  The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The company does not believe this pronouncement will impact its financial statements

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The company does not believe this pronouncement will impact its financial statements.

Foreign Currency Translation
The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity

For the years ended December 31, 2008 and 2007, the foreign currency translation gain was $461,236 and $186,927 respectively. The accumulated comprehensive foreign currency translation gain amounted to $702,466 and $241,230 as of December 31, 2008 and 2007 respectively.

NOTE 3                      PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of China VOIP & Digital Telecom Inc. (the “Company”) and its 100% wholly-owned subsidiary Jinan YinQuan Technology Co. Ltd. (“Jinan YinQuan”). It also includes the Power Unique (Beijing) Technology Co., Ltd.(“Power Unique”), a 100% owned subsidiary of Jinan YinQuan as of December 31, 2008. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

For the year ended December 31, 2008, two customers contributed 18% of total revenue without outstanding accounts receivable balance and one supplier provided 93% of the cost of sales.  The balance of advanced to this supplier as of December 31, 2008 was $817,888.

Financial instruments, which potentially subject to concentration of credit risk, consist of cash and cash equivalents as the same is not covered by insurance.

NOTE 5                      ACQUISITION

During the year ended December 31, 2008, the Company, via its Chinese subsidiary, Jinan YinQuan, acquired Power Unique (Beijing) Technology Co., Ltd. (“Power Unique”), located and operating in Beijing, China. Power Unique is the producer of security IT products in mainland China. On March 27, 2008, the Company paid $582,089 (RMB 4,000,000) to Power Unique and, increased the share capital of Power Unique to RMB 5,000,000. After the share capital increased, Jinan YinQuan became 80% shareholders of Power Unique. The transaction was completed in May 2008.

On June 24, 2008, the Company decided to pay another $583,507 (RMB 4,000,000) to acquire the remaining 20% ownership from the original shareholders of Power Unique and became 100% shareholder of Power Unique Thereafter. As of July 5, 2008, the acquisition was completed. In July 2008, Jinan YinQuan increased the share capital of Power Unique with extra RMB 6 million to RMB 11 million.

In July 2008, Jinan YinQuan increased the share capital of Power Unique with extra RMB 6 million to RMB 11 million.

A summary of Power Unique assets acquired, liabilities assumed and consideration paid for them is as of May 2008 is as follows:

Amount
(Unaudited)
Cash	$482,244
Receivable and prepaid expense	206,965
Inventory	130,395
Fixed Assets, net	184,754
Intangible assets, net	421,694
Assets, total	1,426,052

Current liabilities	464,214

Net assets acquired	$961,838

80% of net assets acquired	769,470

Consideration paid by cash	582,089

Goodwill	$(187,381)

The acquisition of 80% of net assets of Power Unique by the Company resulted in negative goodwill of $187,381, which was allocated against the intangible assets and the property & equipment of the Company.

The Compamy acquired the remaining 20% of the equity Power Unique on July 5, 2008. Following is the fair value of the assets and liabilities is as follows:

Amount
(Unaudited)

Fair market value of 20% of asset acquired	$246,310

Fair market value of 20% of liabilities assumed	(65,078)

Net asset	181,232

Consideration paid	583,507
80% of operation during the period between two acquisitions	(46,427)
Total consideration, net	537,080

Goodwill	$402,328

The acquisition of Power Unique by the Company resulted in goodwill of $402,328. The Company evaluated the valuation of goodwill as on December 31, 2008 and determined, based upon the net loss generated by Power Unique, that the goodwill has impaired. Therefore, the Company recorded an impairment of goodwill of $402,328 on December 31, 2008.

The following un-audited pro forma consolidated financial information for the years ended December 31, 2008 and 2007, as presented below, reflects the results of operations of the Company assuming the acquisition of Power Unique occurred on January 1, 2008 and 2007 respectively. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2008 and 2007 respectively, and may not be indicative of future operating results.

	2008	2007

Net Revenues	$8,524,413	$6,084,590

Cost of revenues and operating expenses	(9,980,617)	(4,649,891)

Operating income	(1,456,204)	1,434,699

Other income, net	202,533	46,388

Net Income	$(1,253,671)	$1,481,087

Earnings/(loss) per share - basic & diluted	$(0.02)	$0.03

NOTE 6                      ADVANCES TO SUPPLIERS

The Company made prepayments to suppliers to purchase inventory, equipment or services. The Company advanced to suppliers amounting of $934,419 and $1,109,350 as of December 31, 2008 and 2007 respectively. The balance included advance to one supplier - Shandong Tietong of December 31, 2008 was $817,888, which was 88% of the total advance balance as of December 31, 2008.

NOTE 7                      DUE FROM RELATED PARTY

Due from related party of $49,795 as of December 31, 2008 represents temporally advance to two Directors of the Company for business development purpose.

NOTE 8                      LOANS RECEIVABLE

As of December 31, 2008, the loan receivables comprise of the following:

Debtors	Principle	Interest (annual)	Maturity date

Loan to unrelated party A	$539,815	25.2%	9-17-2009
Loan to unrelated party A	950,786	-	Due on demand
Loan to unrelated party B	145,896	36%	2-3-2009
	$1,636,497

The loan in the amount of $539,815 was secured by the personal properties owned by the shareholder of the unrelated party A. The loan to unrelated party B was paid back on February 4, 2009 subsequently. The loan in the amount of $950,786 is short term loan to unrelated party A without interest and security and due on demand.

NOTE 9                      OTHER CURRENT ASSETS

As of December 31, 2008 and 2007, the other current assets comprise of the following:

	2008	2007

Security deposit	$69,431	$-
Advance to attorney	50,000	50,000
Advances to Staff and other	35,243	29,680
Prepayment	26,837	-
Total	181,511	79,680

Less: Provision	(34,356)	-

Total current assets, net	$147,155	$79,680
NOTE 10                      LONG TERM PREPAID EXPENSES

The balances of long term prepaid expenses as of December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Fund raising fee	$443,967	$443,967
Image design	46,978	-
	490,945	-

Less: Amortization	(151,757)	-

Long term prepaid expenses, net	$339,188	$443,967

As of December 31, 2007, the Company has fund raising fee amounting to $443,967 associated with issuance of 5 million senior convertible notes. The amount is being amortized over the life time of the senior convertible notes. During the year ended December 31, 2008, $147,988 was amortized to General & Administrative expenses accumulatively.

During the year ended December 31, 2008, Power Unique, one of the subsidiaries of the Company, incurred $46,978 image designing fees for its new product.  Such designing cost will be amortized over 5 years.

The amortization expense for the year ended December 31, 2008 was $151,757.

Amortization for the next 5 years is as follows :
December 31, 2009	$157,385
December 31, 2010	157,385
December 31, 2011	9,396
December 31, 2012	9,396
December 31, 2013	5,627

Total	$339,188

NOTE 11                      PROPERTY AND EQUIPMENT, NET

The balances of the Company property and equipment as of December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Electronic Equipment	$1,990,599	$1,506,841
Vehicles	295,226	89,664
Furniture and fixture	142,965	9,969
Office Building	778,218	437,571
	3,207,008	2,044,045

Less: Accumulated depreciation	(585,811)	(167,568)

Property and Equipment, net	$2,621,197	$1,876,477

The depreciation expense for the years ended December 31, 2008 and 2007 was $394,970 and $137,706 respectively.

NOTE 12                      INTANGIBLE ASSET

Intangible asset mainly comprised of a set of software in Jinan YinQuan acquired from third parties and a set of software from Power Unique. Those sets of software acquired from third parties are used for the core technology of the Company’s VOIP business or software business.  They are amortized over a life of 5 years. Intangible assets comprised of following at December 31, 2008 and 2007:

	2008	2007

Softwares, cost	$2,042,994	$95,842
Less: amortization	(313,740)	(89,454)
Intangible asset, net	$1,729,254	$6,388

Amortization for the next 5 years is as follows :

December 31, 2009	$408,599
December 31, 2010	408,599
December 31, 2011	408,599
December 31, 2012	408,599
December 31, 2013	94,859

Total	$1,729,254

The amortization expense for the years ended December 31, 2008 and 2007 was $214,898 and $18,406 respectively.

NOTE 13                      SHORT TERM LOANS

The Company has an approved line of credit up to the amount of $1,458,768. The line of credit expires on July 29, 2010. The line is un-secured with a flexible interest rate which equals to 1.5 times of the benchmark interest rate of People’s bank of China.

As of September 30, 2008, the Company has a short-term loan balanced at $977,503 under the line of credit.

NOTE 14                      SENIOR SECURITY NOTE

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

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the Company does not have sufficient unissued authorized share capital. The Company is required to increase the authorized share capital which is not within the control of the Company. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability was calculated to be nil at September 30, 2008. In addition, since the Company does not have enough number of unissued authorized shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction have been reported as liability at December 31, 2008 in the accompanying balance sheet with a fair value of $1,164,299.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions:

	Series A	Series B	Series C
Risk-free interest rate	2%	875%	1.875%
Expected life of the warrants	6 years	2 years	5 years
Expected volatility	229.26%	229.26%	229.26%
Expected dividend yield	0%	0%	0%

The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $331,438 and $11,244,857, respectively.  The first $5,000,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the debentures and the excess of $6,576,294 has been shown as financing costs in the statement of operations as of December 31, 2007.  As of December 31, 2008, we revaluated the warrants liability at value of $1,164,299.  Thus, the difference of the warrants liability has been shown as change in warrant liability in the statement of operations as of December 31, 2008.

Warrants outstanding at December 31, 2008 and related weighted average price and intrinsic value are as follows:

	Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Series A	0.5627	8,885,730	2.48	0.02	8,885,730	0.02	-
Series B	0.5627	6,220,011	0.58	0.01	6,220,011	0.01	-
Series C	0.5627	6,353,297	1.48	0.02	6,353,297	0.02	-

Total		21,459,038	4.54	0.05	21,459,038	0.05	_

NOTE 15                      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Accrued staff welfare	$3,156	$9,385
Tax payables	119,329	127,793
Interest payable	109,375	20,833
Accrued expenses	51,530	54,587
Deposits	374,115	43,330
Others	46,028	61,654
Total	$703,532	$317,582

NOTE 16   DUE TO RELATED PARTY

Due to related party of $20,000 as of December 31, 2008 and 2007 represents $10,000 payable to former beneficial owner of Crawford Lake Mining Inc. and $10,000 payable to the CEO of the Company. The payables are unsecured, non interest bearing and payable on demand.

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

In accordance with the Chinese Company Law, the company has allocated 10% of its net income after tax to surplus as of December 31, 2007. As Jinan Yinquan and Power Unique had net loss for the year ended December 31, 2008, the Company did not allocate reserve funds.

Balances of Statutory reserves as of December 31, 2008 are as follows:

December 31, 2008
Net income of operation in PRC for year 2007	$1,577,737
Reserve rate of statutory fund	10%
Amount reserved in 2007	$157,774

Balance of statutory reserve at December 31, 2007	$228,633
Change in 2008	-
Balance of statutory reserve at December 31, 2008	$228,633

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

As of August 21, 2007, Downshire Capital Inc. was not able to complete the financing before closing deadline according to the termsheet signed with the Registrant on July 17, 2007. After further negotiation, both parties could not reach further agreement to extend the termsheet and the termsheet was terminated accordingly.  The stock transfer agent of the Company has put restriction on the stock to trade. The Company requested its stock transfer agent to cancel the shares. However, Downshire Capital Inc. did not return the certificates to stock transfer agent as of December 31, 2008. The shares have been classified as “Shares to be cancelled” in the accompanying financial statements.

NOTE 19                                INCOME TAXES

The Company is registered in the State of Navada and has operations in primarily two tax jurisdictions - the PRC and the United States. For the operation in the U.S., the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2008. Accordingly, the Company has no net deferred tax assets.

The operation in PRC is approved as hi-tech software company and enjoys 15% income tax rate, Jinan YinQuan is completely exempt of income tax for the first 2 years up to December 2007 and is 50% exempt of income tax for the next 3 years pursuant to State Tax notice No. 2003(82) because being a foreign invested company..

As of December 31, 2008 and 2007, the Company had income tax expense $20,501 and $0 respectively.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2008	2007
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Valuation allowance	(40%)	(40%)
Foreign income tax - PRC	15%	15%
Exempt from income tax	(9%)	(15%)
Tax expense at actual rate	6%	0%

United States of America

As of December 31, 2008, the Company in the United States had $0 in net operating loss carry forwards available to offset future taxable income.

The following table sets forth the significant components of the net deferred tax assets for operation in the U.S. as of December 31, 2008 and 2007.

	2008	2007
Net operation loss carry forward	$-	$2,905,645
Total deferred tax assets		74,525
Less: valuation allowance	-	(74,525)
Net deferred tax assets	$-	$-

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

Rent expense under these operating leases was approximately $60,512 and $1,467 during the years ended December 31, 2008 and 2007 respectively.

The rent expenses for the next five years after December 31, 2008 are as follows:
December 31, 2009	$61,276
December 31, 2010	$61,276
December 31, 2011	$3,953

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

During the years ended December 31, 2008 and 2007, the Company is organized into three main business segments: (1) Telecommunications minutes, (2) Equipment Sales and (3) Technical services. There were no transactions between segments. The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, 2008 and 2007:

		For The Years Ended December 31,
		2008	2007
Revenues from unaffiliated customers:
Telecommunication		$6,160,234	$4,485,713
Equipment sales		772,311	486,181
Technical services		1,591,868	1,111,777
Consolidated		$8,524,413	$6,083,671

Operating income (loss):
Telecommunication		$(2,255,108)	$704,300
Equipment sales		(212,019)	25,991
Technical services		1,056,045	769,204
Corporation (1)		(589,075)	(7,227,256)
Consolidated		$(2,000,159)	$(5,727,761)

Net income (loss) before taxes:
Telecommunication		$(2,543,127)	$740,625
Equipment sales		(248,128)	27,332
Technical services		981,618	808,878
Corporation (1)		4,256,874	(7,248,089)
Consolidated		$2,447,235	$(5,671,254)

Identifiable assets:
Telecommunication		$4,692,117	$8,723,801
Equipment sales		1,699,176	17,448
Technical services		-	-
Corporation		2,197,020	-
Consolidated		$8,588,313	$8,741,249

Depreciation and amortization
Telecommunication		$526,659	$156,112
Equipment sales		86,919	-
Consolidated		$613,578	$156,112

Capital contribution
Telecommunication	$	,4,112,257	$1,412,302
Equipment sales		719,321	-
Consolidated		$4,831,578	$1,412,302

(1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.

Note 22                      GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has a retained earnings (accumulated deficit) of $1,228,361 and ($1,612,129) as of December 31, 2008 and December 31, 2007, and the Company is in default of the terms of Senior Security Note as of December 31, 2008.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments;  and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities;3)seek governmental funds support.