Form 10-Q
period 2009-03-31
China VoIP & Digital Telecom Inc.
filed 2009-05-15
CIK 1337615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CHINA VOIP & DIGITAL TELECOM INC.
 (Exact name of registrant as specified in the Charter)

Nevada	333-131017	91-2132336
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

11th Floor Tower B1, Yike Industrial Base, Shunhua Rd,
High-tech Industrial Development Zone, Jinan, China 250101

 (Address of Principal Executive Offices)
 (Address of Principal Executive Offices)

86-53187027114
 (Issuer Telephone number)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2009:  53,008,000shares of common stock.

CHINA VOIP & DIGITAL TELECOM INC.

FORM 10-Q

March 31, 2009

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

SIGNATURES

PART 1 - FINANCIAL INFORMATION

Item 1.                      Financial Statements

 CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

TABLE OF CONTENTS

Unaudited Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008
Unaudited Consolidated Statements of Operations for the three month periods ended March 31, 2009 and 2008
Unaudited Consolidated Statements of Cash Flows for the three month periods ended March 31, 2009 and 2008
Unaudited Notes to Condensed Financial Statements

CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	MARCH 31, 2009	DECEMBER 31, 2008
Assets
Current assets
Cash and cash equivalents	$112,534	$341,331
Accounts receivable	171,831	157,580
Advance to suppliers	1,456,750	934,419
Inventories - net	744,628	631,897
Due from related parties	87,851	49,795
Loans receivable	1,642,213	1,636,497
Other current assets, net	138,518	147,155
Total Current Assets	4,354,325	3,898,674

Long-term prepaid expenses, net	299,842	339,188

Property & Equipment, net	2,522,098	2,621,197

Intangible Assets, net	1,655,347	1,729,254

Total Assets	$8,831,612	$8,588,313

Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable	$91,176	$3,361
Short-term loans	1,416,969	977,503
Warrant Liability	6,572,534	1,164,299
Accrued expenses and other current liabilities	892,218	703,532
Due to related party	20,000	20,000
Total Current Liabilities	8,992,897	2,868,695

Long term Liabilities-Convertible debt	2,129,630	1,712,963

Stockholders' Equity
Common Stock, part value $.001 per share, 75,000,000 shares authorized; 53,008,000 shares issued and outstanding as of March 31,2009 and December 31,2008	53,008	53,008
Additional paid-in-capital	3,408,515	3,408,515
Shares to be cancelled	(1,212,000)	(1,212,000)
Other comprehensive income	750,156	702,466
Statutory reserves	228,633	228,633
Retained Earnings (accumulated deficit)	(5,519,227)	826,033
Total Stockholders' Equity	(2,290,915)	4,006,655

Total Liabilities and Stockholders' equity	$8,831,612	$8,588,313

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	March 31,
	2009	2008

Net revenues	$1,593,004	$1,999,741
Cost of revenue	1,435,727	1,007,556
Gross profit	157,277	992,185

Operating Expenses :
Selling, general and administrative	333,500	282,745
Depreciation and amortization	207,734	43,006
Total operating expenses	541,234	325,751

Income (loss) from operations	-383,957	666,434

Other income (expenses)
Interest income	5,932	620
Interest expenses	(214,239)	(187,500)
Subsidy income	44,144	10,322
Amortization of convertible debt	(416,667)	(416,667)
Change in derivative liability	(5,408,235)	(4,671,258)
Other income(expense)	27,761	14,023
Total other income (expense)	(5,961,304)	(5,250,460)

Net loss before income tax	(6,345,261)	(4,584,026)

Income tax	-	(14,319)

Net loss	(6,345,261)	(4,598,345)

Other comprehensive gain
Foreign currency translation gain	47,690	360,112

Net comprehensive loss	$(6,297,571)	$(4,238,233)

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC & DILUTED
Basic	$(0.12)	$(0.08)
Diluted	$(0.12)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC & DILUTED
Basic	53,008,000	53,008,000
Diluted	53,008,000	55,300,370

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(6,345,261)	$(4,598,345)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization of beneficial conversion feature	416,667	-
Change in derivative liability	5,408,235	4,671,258
Depreciation and amortization	207,734	43,006
Reserve for bad debts	-	116,255
Amortization of debt discount and fund raising fee	35,497	453,664
Increase/(decrease) in operating assets:
Accounts receivable	(14,050)	35,415
Inventories	(111,973)	(11,053)
Advances to suppliers	(521,082)	(812,304)
Prepaid expenses and other assets	10,291	(836,951)
Increase/(decrease) in operating liabilities:
Accounts payable	87,798	(17,497)
Deferred revenue	(20,750)	-
Accrued expenses and other current liabilities	208,720	155,237
Total Adjustments	5,707,087	3,797,030
Net cash used in operating activities	(638,174)	(801,315)

Cash flows from investing activities:
Purchase of property and equipment	(26,872)	(316,285)
Payment for interest bearing loan	(3,660)	-
Purchase of intangible assets	(66)	-
Receivable from related party	-	(5,070)
Net cash used in investing activities	(30,598)	(321,355)

Cash flows from financing activities:
Proceeds on short-term loan	438,174	-
Net cash provided by financing activities	438,174	-

Foreign currency translation effect	1,801	126,700

Net decrease in cash and cash equivalents	(228,797)	(995,970)

Cash and cash equivalents, beginning balance	341,331	5,346,165

Cash and cash equivalents, ending balance	$112,534	$4,350,195

SUPPLEMENTARY DISCLOSURE:

Interest paid	$-	$-

Income tax paid	$-	$-

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

The virtualization business is primarily conducted through BPUT outside Shandong area, while Yinquan is primarily focusing on Shangdong area. Currently, both Yinquan and BPUT are the leaders in applied virtual technology field in China.  In May, 2008, BPUT became an official Technology Alliance Partner (TAP) of VMware. VMware is the global leader in virtualization solutions from the desktop to the data center. Customers of all sizes rely on VMware to reduce capital and operating expenses, ensure business continuity, strengthen security and go green. VMware has more than 100,000 customers worldwide and all Fortune 100 enterprises are using the mature virtual technology of VMware. The alliance partnership allows BPUT to leverage VMware's advanced virtual technology in the information security products marketplace in order to broaden its product offerings and strengthen its competitive advantage.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for thefiscal year ended December 31, 2008. The results of the threemonth period ended March 31, 2009are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2009 and December 31, 2008, the allowances for doubtful accounts were $172,556 and $172,340, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.  As of March 31, 2009 and December 31, 2008, the reserves for obsolescence were $106,571 and $106,437, respectively.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009. Management does not believe this  pronouncement will have a material effect on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2009. The Company will be required to expense costs related to any acquisitions after December 31, 2008. Management does not believe this pronouncement will have a material effect on financial statements.

Foreign Currency Translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity

For the three months periods ended March 31, 2009 and 2008, the foreign currency translation gain was $47,690 and $360,112 respectively. The accumulated comprehensive foreign currency translation gain amounted to $750,156 as of March 31, 2009.

NOTE 3   PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of China VOIP & Digital Telecom Inc. (the “Company”) and its 100% wholly-owned subsidiary Jinan Yinquan Technology Co. Ltd. (“Jinan Yinquan”). It also includes the Power Unique (Beijing) Technology Co., Ltd. (“Power Unique”), a 100% owned subsidiary of Jinan Yinquan as of March 31, 2009. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

For the three months period ended March 31, 2009, one supplier provided 95% of the cost of sales.  The balance of advanced to the supplier as of March 31, 2009 was $856,292.

Financial instruments, which potentially subject to concentration of credit risk, consist of cash and cash equivalents as the same is not covered by insurance.

NOTE 5   ADVANCES TO SUPPLIERS

The Company made prepayments to suppliers to purchase inventory, equipment or services. The Company advanced to suppliers amounting of $1,456,750 and $934,419 as of March 31, 2009 and December 31, 2008 respectively. The balance included advance to one supplier - Shandong Tietong of March 31, 2009 was $856,292, which was 59% of the total net advance balance as of March 31, 2009. The balance included advance to one supplier - Shandong Tietong of March 31, 2009 and December 31, 2008 were $856,292 and $817,888, which was 59% and 88% of the total net advance balance as of March 31, 2009 and December 31, 2008.

NOTE 6   DUE FROM RELATED PARTY

Due from related party of $87,851 as of March 31, 2009 represents temporally advance to two Directors of the Company for business development purpose.  The amounts are due on demand, interest free and unsecured.

NOTE 7   LOANS RECEIVABLE

As of March 31, 2009, the loan receivables comprise of the following:

Debtors	Principle	Interest (annual)	Maturity date

Loan to unrelated party A	$1,423,094	25.2%	9-17-2009
Loan to unrelated party B	219,119	36%	4-3-2009
	$1,642,213

The loan in the amount of $1,423,094 was secured by the personal properties owned by the shareholder of the unrelated party A. The loan to unrelated party B was paid in full in April, 2009.

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

NOTE 8   OTHER CURRENT ASSETS

As of March 31, 2009 and December 31, 2008, the other current assets comprise of the following:

	3-31-2009	12-31-2008

Security deposit	$59,226	$69,431
Advance to attorney	50,000	50,000
Advances to Staff and other	31,114	35,243
Prepayment	172,917	26,837
Total	313,257	181,511

Less: Provision	(34,399)	(34,356)

Total current assets, net	$138,518	$147,155

NOTE 9 LONG TERM PREPAID EXPENSES

The balances of long term prepaid expenses as of March 31, 2009 and December 31, 2008 are summarized as follows:

	3-31-2009	12-31-2008

Fund raising fee	$443,967	$443,967
Image design	46,978	46,978
	490,945	490,945

Less: Amortization	(191,103)	(151,757)

Long term prepaid expenses, net	$299,842	$339,188

As of December 31, 2007, the Company has fund raising fee amounting to $443,967 associated with issuance of 5 million senior convertible notes. The amount is being amortized over the life time of the senior convertible notes.  During the three months period ended March 31, 2009, $35,497 was amortized to General and Administrative expenses accumulatively.

During the year ended December 31, 2008, Power Unique, one of the subsidiaries of the Company, incurred $43,264 image designing fees for its new product.  Such designing cost will be amortized over 5 years.

The amortization expense for the three months period ended March 31, 2009 was $39,346.

Amortization for the next 4 years is as follows :
December 31, 2009	$157,385
December 31, 2010	125,085
December 31, 2011	9,396
December 31, 2012	7,976
Total	$299,842

NOTE 10  PROPERTY AND EQUIPMENT, NET

The balances of the Company property and equipment as of March 31, 2009 and December 31, 2008 are summarized as follows:

	2009	2008

Electronic Equipment	$1,910,998	$1,990,599
Vehicles	295,597	295,226
Furniture and fixture	171,435	142,965
Office Building	859,882	778,218
	3,237,912	3,207,008

Less: Accumulated depreciation	(715,814)	(585,811)

Property and Equipment, net	$2,522,098	$2,621,197

The depreciation expense for the three months periods ended March 31, 2009 and 2008 was $129,248 and $38,121 respectively.

NOTE 11   INTANGIBLE ASSET, NET

Intangible asset mainly comprised of a set of software in Jinan Yinquan acquired from third parties and a set of software from PowerUnique. Those sets of software acquired from third parties are used for the core technology of the Company’s VOIP business or software business.  They are amortized over a life of 5 years. Intangible assets comprised of following at March 31, 2009 and December 31, 2008:

	3-31-2009	12-31-2008

Software, cost	$2,045,627	$2,042,994
Less: amortization	(390,280)	(313,740)
Intangible asset, net	$1,655,347	$1,729,254

The amortization expense for the three months periods ended March 31, 2009 and 2008 was $76,135 and $4,885 respectively.

Amortization for the next 5 years is as follows :

2010	$409,125
2011	409,125
2012	409,125
2013	409,125
2014	18,845

Total	$1,655,347

NOTE 12   SHORT TERM LOANS

The Company has an approved line of credit up to the amount of $1,458,768. The line of credit expires on July 29, 2010. The line is un-secured with a flexible interest rate which equals to 1.5 times of the benchmark interest rate of People’s bank of China.

As of March 31, 2009 and December 31, 2008, the Company has a short-term loan balanced at $1,416,969 and $977,503 under the line of credit respectively.

NOTE 13 – SENIOR SECURITY NOTE

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

The Company shall initially reserve out of its authorized and unissued Common Stock a number of shares of Common Stock for each of the Notes equal to 130% of the Conversion Rate with (i) issuable upon conversion of the Notes, (ii) upon exercise of the Warrants, without taking into account any limitations on the Conversion of the Notes or exercise of the Warrants set forth in the Notes and Warrants, respectively) and (iii) as Interest Shares pursuant to the terms of the Notes. As of March 31, 2009, the Company did not have enough authorized and unissued common stock to reserve 130% shares. This amount is due subject to default.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the Company does not have sufficient unissued authorized share capital. The Company is required to increase the authorized share capital, which is not within the control of the Company. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability was calculated to be nil on March 31, 2009 and December 31, 2008. In addition, since the Company does not have enough number of unissued authorized shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction have been reported as liability at March 31, 2009 in the accompanying balance sheet with a fair value of $6,572,534.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions:

	Series A	Series B	Series C
Risk-free interest rate	2%	0.875%	1.875%
Expected life of the warrants	6.25 years	1.75 years	5 years
Expected volatility	329.32%	329.32%	329.32%
Expected dividend yield	0%	0%	0%

The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $331,438 and $11,244,857, respectively.  The first $5,000,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the debentures and the excess of $6,576,294 has been shown as financing costs in the statement of operations as of December 31, 2007.  As of March 31, 2009, we revalued the warrants liability at value of $6,572,534.  Thus, the difference of the warrants liability has been shown as change in warrant liability in the statement of operations as of March 31, 2009.

Warrants outstanding at March 31, 2009 and related weighted average price and intrinsic value are as follows:

	Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Series A	0.5627	8,885,730	2.58	0.23	8,885,730	0.23	-
Series B	0.5627	6,220,011	0.51	0.16	6,220,011	0.16	-
Series C	0.5627	6,353,297	1.48	0.17	6,353,297	0.17	-

Total		21,459,038	4.58	0.56	21,459,038	0.56	_

NOTE 14  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2009 and December 31, 2008 are summarized as follows:

	3-31-2009	12-31-2008

Accrued staff welfare	$2,196	$3,156
Tax payables	112,950	119,329
Interest payable	-	109,375
Accrued expenses	207,784	51,530
Deposits	519,878	374,115
Others	48,690	46,028
Total	$892,218	$703,532

NOTE 15   DUE TO RELATED PARTY

Due to related party of $20,000 as of March 31, 2009 and December 31, 2008 represents $10,000 payable to former beneficial owner of Crawford Lake Mining Inc. and $10,000 payable to the CEO of the Company. The payables are unsecured, non interest bearing and payable on demand.

NOTE 16  STATUTORY RESERVES

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

According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is not required to reserve the “Statutory common welfare fund”. Accordingly, the Company did not reserve the common welfare fund in 2009 and 2008.

In accordance with the Chinese Company Law, the company has to allocate 10% of its net income after tax to surplus. As Jinan Yinquan and Power Unique had net loss for the three months period ended March 31, 2009, the Company did not allocate any reserve funds.

Balances of Statutory reserves as of March 31, 2009 are as follows:

March 31, 2009
Net income of operation in PRC for year 2008	$(1,006,714)
Reserve rate of statutory fund	10%
Amount reserved in 2008	$0

Balance of statutory reserve at December 31, 2008	$228,633
Change in 2009	0
Balance of statutory reserve at March 31, 2009	$228,633

NOTE 17   SHARES TO BE CANCELLED

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

As of August 21, 2007, Downshire Capital Inc. was not able to complete the financing before closing deadline according to the termsheet signed with the Registrant on July 17, 2007. After further negotiation, both parties could not reach further agreement to extend the termsheet and the termsheet was terminated accordingly.  The stock transfer agent of the Company has put restriction on the stock to trade. The Company requested its stock transfer agent to cancel the shares. However, Downshire Capital Inc. did not return the certificates to stock transfer agent as of March 31, 2009. The shares have been classified as “Shares to be cancelled” in the accompanying financial statements.

NOTE 18  INCOME TAXES

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

For the three months periods ended March 31, 2009 and 2008, the Company incurred $0 and $14,319 income tax expense, respectively.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	3-31-2009	3-31-2008
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Valuation allowance	(40%)	(40%)
Foreign income tax – PRC	15%	15%
Exempt from income tax	(15%)	(7.5%)
Tax expense at actual rate	0%	7.5%

United States of America

As of March 31, 2009, the Company in the United States had $0 in net operating loss carry forwards available to offset future taxable income.

NOTE 19  OPERATING LEASE

The Power Unique leases its office space in Beijing, China under an operating lease starting from January 25, 2008 and expiring on January 24, 2011. Rent expense under operating leases was approximately $15,338 and $6,000 during the three months periods ended March 31, 2009 and 2008, respectively.

The rent expenses for the next three years after March 31, 2009 are as follows:

2010	$46,015
2011	$61,353
2012	$3,958

NOTE 20   SEGMENT REPORTING

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

During the three months periods ended March 31, 2009 and 2008, the Company is organized into three main business segments: (1) Telecommunications minutes, (2) Equipment Sales and (3) Technical services. There were no transactions between segments. The following table presents a summary of operating information and certain year-end balance sheet information for the three months periods ended March 31, 2009 and 2008:

	For The Three months Periods Ended March 31,
	2009	2008
Revenues from unaffiliated customers:
Telecommunication	$1,383,339	$1,353,875
Equipment sales	191,408	18,748
Technical services	18,257	627,118
Consolidated	$1,593,004	$1,999,741

Operating income (loss):
Telecommunication	$(409,715)	$189,825
Equipment sales	73,125	5,393
Technical services	15,152	549,519
Corporation (1)	(62,519)	(78,303)
Consolidated	$(383,957)	$666,434

Net income (loss) before taxes:
Telecommunication	$(365,052)	$206,727
Equipment sales	79,305	5,627
Technical services	15,741	557,348
Corporation (1)	(6,075,255)	(5,353,728)
Consolidated	$(6,345,261)	$(4,584,026)

Identifiable assets:
Telecommunication	$4,514,119	$9,561,907
Equipment sales	2,559,009	58,430
Technical services	-	89,715
Corporation	1,758,484	406,970
Consolidated	$8,831,612	$10,117,023

Depreciation and amortization
Telecommunication	$194,671	$43,006
Equipment sales	13,063	-
Consolidated	$207,734	$43,006

Capital contribution
Telecommunication	$438,174	$316,285
Equipment sales	-	-
Consolidated	$438,174	$316,285

(1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.

NOTE 21 GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has a retained earnings (accumulated deficit) of ($5,519,227) and $826,033 as of March 31, 2009 and December 31, 2008, and the Company is in default of the terms of Senior Security Note as of March 31, 2009.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities;3)seek governmental funds support

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

BUSINESS OVERVIEW

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

On May 7, 2008 (the “Closing Date”), Yinquan completed the acquisition of Beijing PowerUnique Technologies Co., Ltd. (“BPUT”), a company incorporated under the laws of the People’s Republic of China, in accordance with the Investment Agreement.  On the Closing Date, pursuant to the terms of the Investment Agreement, Yinquan invested  $583,507(RMB4,000,000) to BPUT; and BPUT transferred 80% of the shares and ownership interests of BPUT to Yinquan.  On the Closing Date, Yinquan became the controlling shareholder of BPUT. On June 24, 2008, the Company decided to pay another $583,507 (RMB 4,000,000) to acquire the remaining 20% ownership from the original shareholders of BPUT and became 100% shareholder of BPUT Thereafter.  As of July 5, 2008, the acquisition was completed. In July 2008, Jinan YinQuan increased the share capital of BPUT with extra RMB 6 million to RMB 11 million. BPUT is a company incorporated under the laws of the People’s Republic of China.  It is a privately held software company in Beijing specializing in enterprise application software research and development.  It creates reliable, secure as well as efficient information technology platforms for enterprise clients.  It is committed to providing the highest quality solutions to enterprises in both information security and virtual technology.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2009 and 2008

During the three months ended March 31, 2009, we recorded revenue of $1,593,004 as compared to $1,999,741 of 2008, a decrease of $406,737 or 20%.  The decrease of revenue is mainly attributable to fewer software development projects in the first quarter 2009 resulted from our focus on enhancing the new IBCC platform and virtualization solutions.

Cost of sales increased to $1,435,727 during the three months ended March 31, 2009 from $1,007,556 during 2008, an increase of $428,171 or 42%.  The sharp increase of the cost is mainly driven by costs associated with new products including IBCC and virtualization solutions. In order to promote the new IBCC platform, we presented new customers the tested telephone charge for their tests on the platform which incurred a large amount of cost.

The gross profit was $157,277 in the three months ended March 31, 2009 compared to $992,185 in the same period of 2008.  The decrease of 84% or $834,908 is due to the decrease of revenue and higher cost of sales.  As a result of global economic slowdown, we lowered the price to maintain our existing customer base as well as market share.  The pricing policy reduces our gross profit margin. Meanwhile, the increase of our settlement price with the telecom cooperator – China Tietong and the presented test telephone charge activity for IBCC promotion resulted the increase of the cost, so the gross profit was lower in 2009.

Selling, general and administrative expenses were $333,500 during three months ended March 31, 2009 as compared to $282,745 during 2008, an increase of $50,755 or 18%.  The increase was mainly contributed to the marketing expenses in order to promote our new products and services including IBCC and virtualization solutions. In addition, we incurred market promotion cost for our virtual technology and new developed IBCC platform. Especially, we sponsored the 11th National Games of PRC which will be held in October 2009 by expense of $1.5 million.

Depreciation and amortization expenses increased by 383% or $164,728 to $207,734 during the three months ended March 31, 2009 as compared to 2008.  The increase is mainly attributed to the increase of equipments used for current business and future expansion purposes.  In addition, the increased depreciation and amortization costs were associated with our move to the new office building as well as the amortization of intangible assets acquired.

We recorded operation loss of $383,957 during the three months ended March 31, 2009 as compared to the income of $666,434 during three months 2008. The loss is mainly incurred by the increase of various expenses with lower revenue in the period.

Other income/(expenses) is comprised of interest expenses of $214,239, subsidy income of $44,144, interest income of $5,932, amortization expense of convertible debt of $416,667, other expense of change in derivative liability of $5,408,235 and other income of $27,761 during the three months ended March 31, 2009.  Among such expenses, interest expenses of $187,500, and other expense of change in derivative liability of $5,408,235 were resulted from convertible notes issued in December of 2008.  The expense of change in derivative liability of $5,408,235 was varied in accordance with our stock market price.

Net loss was recorded $6,345,261 during the three months ended March 31, 2009 as compared to net loss of $4,598,345 of 2008. The higher net loss was mainly driven by operating loss and higher expense associated with the change in derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities were $638,174 during the three months in 2009 as compared to cash used by operating activities of $801,315 for 2008.  Although net loss of 2009 was $6,345,261, after adding non-cash expense of change in derivative liabilities of $5,408,235, non-cash expense of change in conversion feature of $416,667, and other non-cash expenses of $243,231 in total, the Company actually incurred net loss of $277,128.  Furthermore, change of working capital and minority interest resulted in additional cash outflow of $361,046.  Thus, $638,174 was cash used in operating activities of 2009.  Cash used by operating activities during of 2008 mainly resulted from net loss of $4,598,345.  Adding non-cash expenses of $5,284,183 and subtracting cash outflow of $1,487,153 resulted in the change of working capital, the 2008 cash used in operating activities were $801,315.

Cash flows used in investing activities were $30,598 during 2009, as compared to $321,355 during 2008.  Cash used in investing activities during 2009 mainly consisted of purchase of property and equipment of $26,872.

Cash flows provided by financing activities were $438,174 in 2009, as compared to $0 in 2008.  Cash provided by financing activities in 2009 represents the cash proceeds from short term loan.

Foreign currency translation effect in cash flows were $1,801 during 2009 as compared to $126,699 during 2008.

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

A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements included in this quarter report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recently Issued Accounting Policies

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

•	A brief description of the provisions of this Statement
•	The date that adoption is required

•	The date the employer plans to adopt the recognition provisions of this Statement, if earlier

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

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risks

Not applicable because we are a smaller reporting company.

Item 4T.Controls and Procedures

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

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

As disclosed in Form 10-K filed on March 31, 2009, we received an Investor Redemption Notice (the Notice) from the Investor on December 21, 2008,stating that they selected to redeem one third of the principal ($5,000,000)  after one year of the investment since December 21,2007 according to the Amendment Agreement. The company received the Notice and now is under discussion with the Investor to seek a consummate solution for the company is not available to render the required amount before December 31, 2008, the deadline for the redemption. The issue may incur default for the company, and it's uncertain if we can get a resolution finally.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA VOIP & DIGITAL TELECOM INC.

Date: May 15, 2009	By:	/s/ Li KunWu
Li Kunwu
Chief Executive Officer and Chief Financial Officer