Form 10-Q
period 2009-06-30
China VoIP & Digital Telecom Inc.
filed 2009-08-14
CIK 1337615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

86-53187027114
 (Issuer Telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes |_| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                                                                                  Accelerated filer |_|
Non-accelerated filer |_|                                                                    Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__] No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2009 is 53,008,000 shares of common stock.

CHINA VOIP & DIGITAL TELECOM INC.

FORM 10-Q

For the quarter ended June 30, 2009

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

SIGNATURES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	June 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$252,505	$341,331
Accounts receivable	45,160	157,580
Advance to suppliers	899,674	934,419
Inventories	769,907	631,897
Due from related parties	104,105	49,795
Loans receivable	2,445,649	1,636,497
Other current assets, net	199,976	147,155
Total Current Assets	4,716,976	3,898,674

Long-term prepaid expenses, net	297,490	339,188

Property & Equipment, net	2,418,001	2,621,197

Intangible Assets, net	1,579,201	1,729,254

Deposit for software	663,621	-

Total Assets	$9,675,289	$8,588,313

Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable	$63,968	$3,361
Short-term loans	2,775,505	977,503
Warrant Liability	4,211,679	1,164,299
Accrued expenses and other current liabilities	1,096,643	703,532
Due to related party	20,000	20,000
Total Current Liabilities	8,167,795	2,868,695

Long term Liabilities-Convertible debt	2,546,296	1,712,963

Stockholders' Equity
Common Stock, part value $.001 per share, 75,000,000 shares authorized; 53,008,000 shares issued and outstanding as of June 30,2009 and December 31,2008	53,008	53,008
Additional paid-in-capital	3,408,515	3,408,515
Shares to be cancelled	(1,212,000)	(1,212,000)
Other comprehensive income	750,058	702,466
Statutory reserves	228,633	228,633
Retained Earnings (accumulated deficit)	(4,267,016)	826,033
Total Stockholders' Equity	(1,038,802)	4,006,655

Total Liabilities and Stockholders' equity	$9,675,289	$8,588,313

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three month periods ended June 30,		Six month periods ended June 30,
	2009	2008	2009	2008

Net revenues	$1,467,976	$3,135,963	$3,060,980	$5,135,704
Cost of revenue	1,424,143	2,043,674	2,859,870	3,051,230
Gross profit	43,833	1,092,289	201,110	2,084,474

Operating Expenses :
Selling, general and administrative	428,720	393,765	762,220	676,510
Depreciation and amortization	182,568	173,355	390,302	216,361
Total operating expenses	611,288	567,120	1,152,522	892,871

Income (loss) from operations	(567,455)	525,169	(951,412)	1,191,603

Other income (expenses)
Interest income	86,234	5,329	92,166	5,949
Interest expenses	(261,171)	(124,064)	(475,410)	(311,564)
Subsidy income	11,792	59,484	55,936	69,806
Amortization of convertible debt	(416,667)	(416,666)	(833,334)	(833,333)
Change in derivative liability	2,360,855	5,308,398	(3,047,380)	637,140
Other income(expense)	38,621	21,849	66,382	35,872
Total other income (expense)	1,819,664	4,854,330	(4,141,640)	(396,130)

Operating income (loss) before income tax	1,252,209	5,379,499	(5,093,052)	795,473

Provision for Income tax	-	(5,721)	-	(20,040)

Net Income (loss)	1,252,209	5,373,778	(5,093,052)	775,433

Net loss attributable to non controlling interest	-	(11,250)	-	(11,250)

Net income (loss) attributable to the company	1,252,209	5,362,528	(5,093,052)	764,183

Other comprehensive item:
Foreign currency translation gain (loss)	(98)	41,357	47,592	401,469

Net comprehensive income (loss)	$2,504,320	$10,766,413	$(10,138,512)	$1,165,652

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC & DILUTED
Basic	$0.02	$0.10	$(0.10)	$0.01
Diluted	$0.02	$0.10	$(0.10)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC & DILUTED
Basic	53,008,000	53,008,000	53,008,000	53,008,000
Diluted	53,008,000	53,008,000	53,008,000	53,008,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(5,093,052)	$764,183
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization of beneficial conversion feature	833,333	833,333
Change in derivative liability	3,047,380	(637,140)
Depreciation and amortization	390,302	216,361
Reserve for inventory obsolesce	-	12,818
Reserve for bad debts	89,812	13,250
Amortization of debt discount and fund raising fee	72,494	73,994
Minority interest	-	180,789
Increase/(decrease) in operating assets:
Accounts receivable	41,418	5,428
Inventories	(137,248)	(445,150)
Advances to suppliers	36,009	(951,442)
Prepaid expenses and other assets	(106,778)	(44,434)
Increase/(decrease) in operating liabilities:
Accounts payable	60,594	(1,455)
Deferred revenue	(16,393)	-
Accrued expenses and other current liabilities	408,786	403,691
Total Adjustments	4,056,088	(339,958)
Net cash provided by (used in) operating activities	(373,343)	424,225

Cash flows from investing activities:
Purchase of property and equipment	(26,872)	(797,815)
Payment for interest bearing loan	(806,980)	-
Purchase of intangible assets	(66)	(1,449,692)
Payment for acquisition	-	(565,560)
Payment for deposit of software	(663,621)	-
Net cash used in investing activities	(1,497,539)	(2,813,067)

Cash flows from financing activities:
Proceeds on short-term loan	1,796,515	-
Net cash provided by financing activities	1,796,515	-

Foreign currency translation effect	(14,459)	(3,809)
		-
Net decrease in cash and cash equivalents	(88,826)	(2,392,652)

Cash and cash equivalents, beginning balance	341,331	5,346,165

Cash and cash equivalents, ending balance	$252,505	$2,953,513

SUPPLEMENTARY DISCLOSURE:

Interest paid	$62,216	$122,260

Taxes paid	$50,950	$19,334

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB.The results of the three month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2009 and December 31, 2008, the allowances for doubtful accounts were $243,750 and $172,340, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower. As of June 30, 2009 and December 31, 2008, the reserves for obsolescence were $106,571 and $106,437, respectively.

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

Furniture and Fixtures                                                                                   5-10 years
Equipment                                                                                               5-10 years
Vehicle                                                                                     10 years
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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management does not believe the effect of this pronouncement on financial statements will have a material effect.

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The company does not believe this pronouncement will impact its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after January 1, 2009.

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or  annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

Foreign Currency Translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity

For the six months periods ended June 30, 2009 and 2008, the foreign currency translation gain was $47,592 and $401,469 respectively. The accumulated comprehensive foreign currency translation gain amounted to $750,058 and $702,466 as of June 30, 2009 and December 31, 2008 respectively.

NOTE 3   PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of China VOIP & Digital Telecom Inc. (the “Company”) and its 100% wholly-owned subsidiary Jinan Yinquan Technology Co. Ltd. (“Jinan Yinquan”). It also includes the Power Unique (Beijing) Technology Co., Ltd. (“Power Unique”), a 100% owned subsidiary of Jinan Yinquan as of June 30, 2009. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

For the six months period ended June 30, 2009, one supplier provided 58% of the cost of sales.  The balance of advanced to the supplier as of June 30, 2009 was $904,420.

Financial instruments, which potentially subject to concentration of credit risk, consist of cash and cash equivalents as the same is not covered by insurance.

NOTE 5   ADVANCES TO SUPPLIERS

The Company made prepayments to suppliers to purchase inventory, equipment or services. The Company advanced to suppliers amounting of $1,563,295 and $934,419 as of June 30, 2009 and December 31, 2008 respectively. The balance included advance to one supplier - Shandong Tietong of June 30, 2009 was $904,420, which was 58% of the total net advance balance as of June 30, 2009. The balance included advance to one supplier - Shandong Tietong of June 30, 2009 and December 31, 2008 were $904,420 and $817,888, which was 58% and 88% of the total net advance balance as of June 30, 2009 and December 31, 2008.

NOTE 6   DUE FROM RELATED PARTY

Due from related party was $104,105 and $49,795 as of June 30, 2009 and December 31, 2008 respectively. It represents temporally advance to two Directors of the Company for business development purpose.   The amounts are due on demand, interest free and unsecured.

NOTE 7   LOANS RECEIVABLE

As of June 30, 2009, the loan receivables comprise of the following:

Debtors	Principle	Interest (annual)	Maturity date

Loan to unrelated party A	$1,423,094	25.2%	9-17-2009
Loan to unrelated party B	1,022,555	7.965%	3-31-2010
	$2,445,649

The loan in the amount of $1,423,094 was secured by the personal properties owned by the shareholder of the unrelated party A. The loan to unrelated party B was unsecured.

As of December 31, 2008, the loan receivables comprise of the following:

Debtors	Principle	Interest (annual)	Maturity d ate

Loan to unrelated party A	$539,815	25.2%	9-17-2009
Loan to unrelated party A	950,786	-	Due on demand
Loan to unrelated party B	145,896	36%	2-3-2009
	$1,636,497

The loan in the amount of $539,815 was secured by the personal properties owned by the shareholder of the unrelated party A. The loan to unrelated party B was paid back on February 4, 2009 subsequently.   The loan in the amount of $950,786 is short term loan to unrelated party A without interest and security and due on demand.

NOTE 8   OTHER CURRENT ASSETS

As of June 30, 2009 and December 31, 2008, the other current assets comprise of the following:
	6-30-2009	12-31-2008

Security deposit	$119,284	$69,431
Advance to attorney	50,000	50,000
Advances to Staff and other	25,429	35,243
Prepayment	58,292	26,837
Total	253,006	181,511

Less: Provision	(53,030)	(34,356)

Total current assets, net	$199,976	$147,155

NOTE 9 LONG TERM PREPAID EXPENSES

The balances of long term prepaid expenses as of June 30, 2009 and December 31, 2008 are summarized as follows:
	6-30-2009	12-31-2008

Fund raising fee	$554,909	$443,967
Image design	40,912	46,978
	595,821	490,945

Less: Amortization	(298,331)	(151,757)

Long term prepaid expenses, net	$297,490	$339,188

As of June 30, 2009, the Company has fund raising fee amounting to $554,909 associated with issuance of 5 million senior convertible notes. The amount is being amortized over the life time of the senior convertible notes.  During the six months period ended June 30, 2009, $295,979 was amortized to General and Administrative expenses accumulatively.

During the six month periods ended June 30, 2009 and 2008, debt issuance cost was amortized by $72,494 and $73,994.

As of June 30, 2009, Power Unique, one of the subsidiaries of the Company, incurred $40,912 image designing fees for its new product.  Such designing cost will be amortized over 5 years.

During the six month periods ended June 30, 2009 and 2008, debt issuance cost was amortized by $4,091 and $0.
NOTE 10 PROPERTY AND EQUIPMENT, NET

The balances of the Company property and equipment as of June 30, 2009 and December 31, 2008 are summarized as follows:
	2009	2008

Electronic Equipment	$1,910,998	$1,990,599
Vehicles	295,597	295,226
Furniture and fixture	171,435	142,965
Office Building	859,882	778,218
	3,237,912	3,207,008

Less: Accumulated depreciation	(819,911)	(585,811)

Property and Equipment, net	$2,418,001	$2,621,197

The depreciation expense for the six months periods ended June 30, 2009 and 2008 was $230,009 and $178,328 respectively.

NOTE 11 INTANGIBLE ASSETS, NET

Intangible asset mainly comprised of a set of software in Jinan Yinquan acquired from third parties and a set of software from PowerUnique. Those sets of software acquired from third parties are used for the core technology of the Company’s VOIP business or software business.  They are amortized over a life of 5 years. Intangible assets comprised of following at June 30, 2009 and December 31, 2008:

	6-30-2009	12-31-2008

Software, cost	$2,045,627	$2,042,994
Less: amortization	(466,426)	(313,740)
Intangible asset, net	$1,579,201	$1,729,254

The amortization expense for the six months periods ended June 30, 2009 and 2008 was $156,202 and $38,033 respectively.

Amortization for the next 4 years is as follows :

2010	$409,125
2011	409,125
2012	409,125
2013	351,825

Total	$1,579,201

NOTE 12   SHORT TERM LOANS

The Company has an approved line of credit up to the amount of $1,460,792 from Jinan Commercial Bank. The line of credit expires on July 29, 2010. The line is un-secured with a flexible interest rate which equals to 1.5 times of the benchmark interest rate of People’s bank of China. The Company used $1,387,753 of the credit as of June 30, 2009.

The Company has an approved line of credit up to the amount of $730,396 from Jinan Commercial Bank. The line of credit expires on April 1, 2010. The line is secured by Shandong Wuerde Security Company with a flexible interest rate which equals to 1.3 times of the benchmark interest rate of People’s bank of China. The Company used the full line of credit as of June 30, 2009.

The Company has an approved line of credit up to the amount of $657,357 from China Citi Bank. The line of credit expires on May 26, 2010. The line is unsecured with a flexible interest rate which equals to 1.0 times of the benchmark interest rate of People’s bank of China. The Company used the full line of credit as of June 30, 2009.

As of June 30, 2009 and December 31, 2008, the Company has a short-term loan balanced at $2,775,505 and $977,503 under the line of credit respectively.

As of June 30, 2009 and 2008, the Company had an interest expense of $62,216 and $2,116 respectively.

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

The Company shall initially reserve out of its authorized and unissued Common Stock a number of shares of Common Stock for each of the Notes equal to 130% of the Conversion Rate with (i) issuable upon conversion of the Notes, (ii) upon exercise of the Warrants, without taking into account any limitations on the Conversion of the Notes or exercise of the Warrants set forth in the Notes and Warrants, respectively) and (iii) as Interest Shares pursuant to the terms of the Notes. As of June 30, 2009, the Company did not have enough authorized and unissued common stock to reserve 130% shares. This amount is due subject to default.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the Company does not have sufficient unissued authorized share capital. The Company is required to increase the authorized share capital, which is not within the control of the Company. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability was calculated to be nil on June 30, 2009 and December 31, 2008. In addition, since the Company does not have enough number of unissued authorized shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction have been reported as liability at June 30, 2009 in the accompanying balance sheet with a fair value of $4,211,679.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions:

	Series A	Series B	Series C
Risk-free interest rate	3%	1%	2.625%
Expected life of the warrants	6.0 years	1.5 years	4.75 years
Expected volatility	339.8%	339.8%	339.8%
Expected dividend yield	0%	0%	0%

The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $331,438 and $11,244,857, respectively.  The first $5,000,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the debentures and the excess of $6,576,294 has been shown as financing costs in the statement of operations as of December 31, 2007.  As of June 30, 2009, we revalued the warrants liability at value of $4,211,679.  Thus, the difference of the warrants liability has been shown as change in warrant liability in the statement of operations as of June 30, 2009.

Warrants outstanding at June 30, 2009 and related weighted average price and intrinsic value are as follows:

	Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Series A	0.5627	8,885,730	2.28	0.08	8,885,730	0.08	-
Series B	0.5627	6,220,011	0.43	0.05	6,220,011	0.05	-
Series C	0.5627	6,353,297	1.33	0.06	6,353,297	0.06	-

Total		21,459,038	4.04	0.20	21,459,038	0.20	_

NOTE 14 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2009 and December 31, 2008 are summarized as follows:

	6-30-2009	12-31-2008

Accrued staff welfare	$2,838	$3,156
Tax payables	120,619	119,329
Interest payable	-	109,375
Accrued expenses	409,645	51,530
Deposits	510,959	374,115
Others	35,718	46,028
Total	$1,096,643	$703,532

NOTE 15   DUE TO RELATED PARTY

Due to related party of $20,000 as of June 30, 2009 and December 31, 2008 represents $10,000 payable to former beneficial owner of Crawford Lake Mining Inc. and $10,000 payable to the CEO of the Company. The payables are unsecured, non interest bearing and payable on demand.

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

In accordance with the Chinese Company Law, the company has to allocate 10% of its net income after tax to surplus. As Jinan Yinquan and Power Unique had net loss for the six months period ended June 30, 2009, the Company did not allocate any reserve funds.

Balances of Statutory reserves as of June 30, 2009 are as follows:

June 30, 2009
Net income of operation in PRC for year 2008	$(1,006,714)
Reserve rate of statutory fund	10%
Amount reserved in 2008	$-

Balance of statutory reserve at December 31, 2008	$228,633
Change during the six months ended June 30, 2009	-
Balance of statutory reserve at June 30, 2009	$228,633

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

For the six months periods ended June 30, 2009 and 2008, the Company incurred $0 and $20,040 income tax expense, respectively.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	6-30-2009	6-30-2008
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Valuation allowance	(40%)	(40%)
Foreign income tax – PRC	15%	15%
Exempt from income tax	(15%)	(13%)
Tax expense at actual rate	0%	2%

United States of America

As of June 30, 2009, the Company in the United States had $0 in net operating loss carry forwards available to offset future taxable income.

NOTE 19 OPERATING LEASE

The Power Unique leases its office space in Beijing, China under an operating lease starting from January 25, 2008 and expiring on January 24, 2011. Rent expense under operating leases was approximately $15,338 and $16,854 during the three months periods ended June 30, 2009 and 2008, respectively.

The rent expenses for the next two years after June 30, 2009 are as follows:

2010	$59,384
2011	$34,641

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

During the six months periods ended June 30, 2009 and 2008, the Company is organized into three main business segments: (1) Telecommunications minutes, (2) Equipment Sales and (3) Technical services. There were no transactions between segments. The following table presents a summary of operating information and certain year-end balance sheet information for the six months periods ended June 30, 2009 and 2008:

	For The Six months Periods Ended June 30,
	2009	2008
Revenues from unaffiliated customers:
Telecommunication	$2,775,570	$3,441,160
Equipment sales	267,933	206,635
Technical services	17,477	1,487,909
Consolidated	$3,060,980	$5,135,704

Operating income (loss):
Telecommunication	$(920,407)	$(19,252)
Equipment sales	70,448	138,263
Technical services	13,783	1,369,822
Corporation (1)	(115,237)	(292,230)
Consolidated	$(951,412)	$1,191,603

Net income (loss) before taxes:
Telecommunication	$(816,466)	$78,577
Equipment sales	80,482	139,946
Technical services	14,437	1,381,938
Corporation (1)	(4,371,505)	(804,988)
Consolidated	$(5,093,052)	$795,473

Identifiable assets:
Telecommunication	$4,455,062	$9,455,464
Equipment sales	2,585,812	1,041,469
Technical services	-	34,532
Corporation	2,634,415	525,405
Consolidated	$9,675,289	$11,056,870

Depreciation and amortization
Telecommunication	$378,335	$216,361
Equipment sales	11,967	-
Consolidated	$390,302	$216,361

(1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.

NOTE 21 GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has a retained earnings (accumulated deficit) of ($4,267,016) and $826,033 as of June 30, 2009 and December 31, 2008, and the Company is in default of the terms of Senior Security Note as of June 30, 2009. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon  continued operations of the company, which in turn is dependent upon the Company ’ s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recover a ability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities; 3) seek go

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

On May 7, 2008 (the “Closing Date”), Yinquan completed the acquisition of Beijing PowerUnique Technologies Co., Ltd. (“BPUT”), a company incorporated under the laws of the People’s Republic of China, in accordance with the Investment Agreement.  On the Closing Date, pursuant to the terms of the Investment Agreement, Yinquan invested $583,507(RMB4,000,000) to BPUT; and BPUT transferred 80% of the shares and ownership interests of BPUT to Yinquan.  On the Closing Date, Yinquan became the controlling shareholder of BPUT. On June 24, 2008, the Company decided to pay another $583,507 (RMB 4,000,000) to acquire the remaining 20% ownership from the original shareholders of BPUT and became 100% shareholder of BPUT thereafter.  As of July 5, 2008, the acquisition was completed. In July 2008, Jinan YinQuan increased the share capital of BPUT with extra RMB 6 million to RMB 11 million. BPUT is a company incorporated under the laws of the People’s Republic of China.  It is a privately held software company in Beijing specializing in enterprise application software research and development.  It creates reliable, secure and efficient information technology platforms for enterprise clients.  It is committed to providing the highest quality solutions to enterprises in both information security and virtual technology.

Jinan Yinquan’s principal activities are development and sales of computer software and hardware, digital video pictures system; development and sales of computer network and network audio devices, parts, low value consumables and etc.  After completing the acquisition of BPUT, it currently is focused on the Voice over Internet Phone (“VoIP”), information security and virtualization technology related business.

In 2008, Yinquan launched a new communication platform based on its VoIP technology.  The new platform, International Business Communication Center (IBCC) is designed to meet all the communication requirements for the operation of a modern enterprise. It includes telephone, fax, email, SMS, conference calling and video conferencing together with Office Automation (OA) and Customer Relationship Management (CRM ) software, in a single integrated package.  In addition, IBCC also provides its registered users with information on more than 8 million industrial enterprises. These enterprises have been classified into 20 categories in order to expedite users’ searches for critical information. The most important function of IBCC is that it allows users to click to call the person or enterprise they want through the webpage.

All of the communications functions of IBCC are structured using the existing VoIP technology of Yinquan, which ensures the lowest possible rate for communications services. Furthermore, IBCC will provide users with a region-free office thanks to its VoIP technology. Users’ offices can be anywhere as long as there is broadband service. This is the original reason Yinquan designed IBCC.

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

RESULTS OF OPERATIONS

Results of operations for the three month periods ended June 30, 2009

Revenue.  During the three month periods ended June 30, 2009, we recorded revenue of $1,467,976, a decrease of $1,667,987, or 53.19%, compared to $3,135,963 during the same period of 2008. The sharp decrease of revenue is mainly attributable to fewer software development projects in the second quarter 2009 as a result of our emphasis on the new International Business Communication Center (IBCC) platform and virtualization solutions businesses.

Cost of Revenue.  Cost of revenues was $1,424,143, a decline of $619,531, or 30.31%, in the second quarter 2009 compared with $2,043,674 during the same period of 2008 as a result of lower revenues realized in the quarter in 2009.

Gross Profit.  The gross profit was $43,833 in the second quarter 2009, a decline of 1,048,456, or 96%, from $1,092,289 in the same period of 2008. Lower gross profit from the quarter was due to higher cost of sales and lower revenue.  As a result of global economic slowdown, we lowered the price to maintain our existing customer base as well as market share. The pricing policy reduced our gross profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $428,720 during the three month periods ended June 30, 2009, an increase of $34,955, or 8.88%, compared to $393,765 during the same period of 2008. The increase was mainly driven by higher marketing expenses for the new products and services such as IBCC and virtualization solutions.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $182,568 during the three month periods ended June 30, 2009, an increase of $9,213, or 5.31%,compared to $173,355 in the same period of 2008. The increase of depreciation and amortization expenses is mainly attributable to the increase of equipment used for current business and future expansion purposes and the amortization of intangible assets acquired.

Operation Loss.  We recorded operation loss of $567,455 during the three month periods ended June 30, 2009, an increase of $42,286, or 8%, compared to operation income of $525,169 during the same period of 2008. The operating loss was driven by the increase of various expense items coupled with lower revenue in the period.

Other Income. Other income (expenses) recorded other expense of amortization of convertible debt of $416,667, interest expenses of $261,171 and other income of change in derivative liability of $2,360,855 during the three month periods ended June 30, 2009 which were resulted from convertible notes issued in December of 2007. The income of change in derivative liability of $2,360,855 was impacted by the company’s stock price. After netting off other expenses, net other income was $1,819,664 during the three month periods ended June 30, 2009, a decrease of $3,034,666, or 63%, compared to the income of $4,854,330 during the same period of 2008.

Net Loss.  Net income was $1,252,209 during the three month periods ended June 30, 2009, a decrease of $4,110,319, or 76.65%, compared to a net income of $5,362,528 during the same period of 2008. The lower net income was mainly driven by the operating loss and higher expense associated with the convertible debt.

Results of operations for the six month periods ended June 30, 2009

Revenue.  During the six month periods ended June 30, 2009, we recorded revenue of $3,060,980, a decrease of $2,074,724, or 40%, compared to $5,135,704 of same period of 2008. The decrease of revenue was mainly due to lower revenues realized from software development projects in the first six months of 2009 as a result of our emphasis on the new IBCC platform and virtualization solutions businesses.

Cost of Revenue. Cost of revenue was $2,859,870 during the six month periods ended June 30, 2009, a decrease of $191,360, or 6%, compared with $3,051,230 in the same period of 2008 given lower revenue realized in the first half of 2009.

Gross Profit.  The gross profit was $201,110 in the six month periods ended June 30, 2009, the decrease of $1,883,364, or 90%, compared with $2,084,474 in the same period in 2008. Lower gross profit was due to the decrease of revenue and higher cost of sales.  As a result of global economic slowdown, we lowered the price to maintain our existing customer base as well as market share. The pricing policy reduced our gross margin. Meanwhile, the increase of our settlement price with the telecom operator – China Tietong and the charges associated with the IBCC promotion increased the cost of sales and reduced the gross profit in 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $762,220 during the six month periods ended June 30, 2009, an increase of $85,710, or 13%, compared to $676,510 during the same period of 2008. The increase was mainly attributed to the higher marketing cost and increased administrative expenses related to additional sales offices in China.
Depreciation and amortization expenses increased by $173,941, 80%, to $390,302 during the six month periods ended June 30, 2009 compared to $216,361 the same period of 2008. The increase is mainly attributed to the increase of equipment for current business and future expansion purposes.

Operation Loss.  We recorded operation loss of $951,412 during the six month periods ended June 30, 2009, an increase of $2,143,015, or 180%, compared to an operating income of $1,191,603 during the same period of 2008.  The loss is mainly incurred by the increase of various expense items and lower revenue realized in the period.

Other Income. Other income(expenses) recorded other expense of amortization of convertible debt of $833,334, interest expenses of $475,410 and other income of change in derivative liability of $3,047,380 during the six month periods ended June 30, 2009 which were resulted from convertible notes issued in December of 2007. After netting-off other income, net other expenses recorded $4,141,640 during the six months ended June 30, 2009 compared to the expense of $396,130 during the same period of 2008.

Net Loss. was $5,093,052 in the six month periods ended June 30, 2009, a decrease of $5,857,235, or 766%, compared to net income of $764,183 during the same period of 2008. The net loss was mainly driven by higher operating loss and increased expense associated with the change in derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, the Company's cash was $252,505 as compared to $2,953,513 as of June 30, 2008.

Net Cash Used in Operating Activities

Cash used in operating activities was $373,343 during the six month periods ended June 30, 2009 compared to cash provided by operating activities of $424,225 for the same period in 2008. Cash used in operating activities mainly consisted of a change in derivative liability of $3,047,380, an increase in advance to suppliers of $36,009, a decrease in inventory of $137,248 and an increase in accrued expenses and other current liabilities of $408,786, partially offset by net loss of $5,093,052, a change in beneficial conversion feature of $833,333, depreciation and amortization of $390,302, provision for bad debt of $89,812, and amortization of debt discount and fund raising fee of $72,494. Cash used in operating activities during the same period of 2008 mainly consisted of an increase of minority interest of $180,789, an increase of advances to suppliers of $951,442, and an increase in inventory of $445,150, partially netting off by net income of $764,183, a decrease of prepaid and other current assets of $44,434, depreciation and amortization of $216,361 and a decrease of other current liabilities of $403,691.

Net Cash Used in Investing Activities

Cash flows used in investing activities was $1,497,539 during the six month periods ended June 30, 2009 compared to $2,813,067 during the same period of 2008. Cash used in investing activities during the six month periods ended June 30, 2009 mainly consisted of purchase of property and equipment of $26,872, purchase of intangible assets of $66, payment for deposit of software of $663,621 and cash for payment for interest bearing loan of $806,980. The cash used in investing activities during the six month periods ended June 30, 2008 represented the cash used for purchase of property and equipment as well as cash for acquisition of subsidiary.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities were $1,796,515 during the six months ending June 30, 2009, as compared to $0.00 in the six months ending June 30, 2008.  Cash provided by financing activities in the six months ending June 30, 2009 represents the cash proceeds from a short term loan.

Foreign currency translation effect in cash flows were $(14,459) during the six months ending June 30, 2009 compared to $(3,809) during the six months ending June 30, 2008

CRITICAL ACCOUNTING POLICIES

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

A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements included in this quarterly report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

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

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or  annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

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

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

As previously disclosed in the Company's Form 10-Q filed on August 14, 2008 and the Current Report Form 8-K filed on October 10, 2008, we received event of default redemption notices dated July 25, 2008 (the "July Default Notice") and dated October 6, 2008 (the “October Default Notice” collective, with the July Default Notice, the “Default Notices”) respectively from an accredited investor (the “Investor”) with respect to the amended and restated terms of the Securities Purchase Agreement and related transaction documents dated December 21, 2007 (the “Financing Transaction”).  Both the July Default Notice and the October Default Notice stated that we were in default for failure to: (1) cause the Initial Registration Statement to be declared effective by the SEC on or prior to June 18, 2008 and (2) make the required Registration Delay Payments to the Investor on or prior to the applicable Payment Date.  We agreed to amend the Financing Transaction documents as a direct response to resolve the Default Notices and as an inducement for the Investor to issue us a formal withdrawal of the Default Notices.  Upon closing of the above referenced amendments, the Investor was to withdraw the Default Notices and we would no longer be in default under the Financing Transaction.

On December 8, 2008, China VoIP & Digital Telecom, Inc. (“we” or the “Company”) entered into an Amendment and Exchange Agreement (the “Amended Agreement”) with the Investor in the Financing Transaction.  The Financing Transaction is disclosed in more detail in the Form 8-K filed on December 26, 2007 and all transaction documents attached to that Form 8-k are herein incorporated by reference.  In connection with the Amended Agreement, we agreed to exchange the note and warrants issued in the Financing Transaction for (i) an amended and restated senior secured convertible note in the principal amount of $5,000,000 (the "Exchanged Note"), which is convertible into Common Stock, (ii) an amended and restated Series A Warrant which is exercisable into 23,062,731 shares of Common Stock (the "Exchanged Series A Warrant "), (iii) an amended and restated Series B Warrant which is exercisable into 16,143,911 shares of Common Stock (the "Exchanged Series B Warrant "), (iv) an amended and restated Series C Warrant, which, subject to certain conditions, shall be exercisable to 16,489,852 shares of Common Stock (the "Exchanged Series C Warrant") and (iv) a new Series D Warrant which is exercisable into 7,500,000 shares of Common Stock (the " Series D Warrant).

Pursuant to the Amended Agreement, we agreed to adjust the Conversion Price (as defined in the Exchanged Note) and the exercise prices of the Exchanged Series A Warrant, the Exchanged Series B Warrant and the Exchanged Series C Warrant to $0.2168. Accordingly, the Exchanged Series A Warrant is exercisable into 23,062,731 shares of Common Stock of the Company, the Exchanged Series B Warrant is exercisable into 16,143,911 shares of Common Stock of the Company, and the Exchanged Series C Warrant, subject to certain conditions, shall be exercisable into 16,489,852 shares of Common Stock of the Company.  Further, we amended the Expiration Date of the Series A Warrant and Series B Warrant to June 8, 2014, which is 78 months after the date of Amendment Date (as defined in the Exchanged Series A Warrant and the Exchanged Series B Warrant), and restated the expiration date of the Exchanged Series C Warrant to 78 months after the first time the Company elects a Company Optional Redemption (as defined in the Exchanged Note).

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

As disclosed in Form 10-K filed on March 31, 2009, we received an Investor Redemption Notice (the Notice) from the Investor on December 21, 2008, stating that they selected to redeem one third of the principal ($5,000,000)  after one year of the investment since December 21,2007 according to the Amendment Agreement. The company received the Notice and now is under discussion with the Investor to seek a solution because the Company was not available to render the required amount before December 31, 2008, the deadline for the redemption. The issue may incur default for the company, and it's uncertain if we can get a satisfactory final solution.

On April 17, 2009, Castlerigg sent the Registrant a Conversion Notice seeking to convert $10,000 principal amount of the Note into 266,904 (the Conversion Price equals to $0.0375 per share). Since the Registrant didn’t agree with the Conversion Price applied by Castlerigg, the Conversion Notice has not been executed.

As disclosed in Form 8-K filed on June 30, 2009, we received an Event of Default Redemption Notice (the " Default Notice") from Castlerigg Master Investments Ltd. (“Castlerigg”) with respect to the certain Amended and Restated Senior Secured Convertible Note issued by the Registrant to Castlerigg on or about December 21, 2007, as amended December 8, 2008 (the “Financing Transaction”) on June 22, 2009.

The Default Notice stated that we are in default for failure to (1) pay the Redemption Amount of $1,703,025.33 by no later than December 30, 2008; (2) make timely payment of the interest covering the Calendar Quarter ended March 31, 2009; and (3) make required share conversion within two business days after getting the Conversion Notice. The total amount of the Default Redemption was calculated as $66,703,289.

As the Company previously reported in the June 30, 2009 Form 8-K (with regard to the Holder Redemption Notice) and reaffirms here, the Company would like to seek an alternative way to resolve Redemption without paying cash. The Company does not believe that any of the events constitutes a default under the Note.  Although no assurances can be given as to the ultimate outcome of this matter, the Company disagrees with the claims in the Default Notice that a default has occurred under the Note and intends to vigorously contest these claims.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

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

CHINA VOIP & DIGITAL TELECOM INC.

Date: August 14, 2009	By:	/s/ Li KunWu
Li Kunwu
Chief Executive Officer and Chief Financial Officer