Form 10-Q
period 2009-09-30
China VoIP & Digital Telecom Inc.
filed 2009-11-16
CIK 1337615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__]No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2009: 53,008,000 shares of common stock.

CHINA VOIP & DIGITAL TELECOM INC.

FORM 10-Q

For the quarter ended September 30, 2009

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
Item 1                      Financial Statements

CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	September 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$585,041	$341,331
Accounts receivable, net	47,037	157,580
Advance to suppliers	679,521	934,419
Inventories	762,160	631,897
Due from related parties	125,477	49,795
Loans receivable	1,932,787	1,636,497
Other current assets, net	210,237	147,155
Total Current Assets	4,342,260	3,898,674

Long-term prepaid expenses, net	221,196	339,188

Property & Equipment, net	2,337,650	2,621,197

Intangible Assets, net	1,440,472	1,729,254

Total Assets	$8,341,578	$8,588,313

Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable	$24,467	$3,361
Short-term loans	2,848,545	977,503
Warrant Liability	3,103,988	1,164,299
Accrued expenses and other current liabilities	1,252,808	703,532
Due to related parties	20,000	20,000
Total Current Liabilities	7,249,808	2,868,695

Long term Liabilities-Convertible debt	2,962,963	1,712,963

Stockholders' Equity/(Deficit)
Common Stock, part value $.001 per share, 75,000,000 shares authorized; 53,008,000 shares issued and outstanding as of September 30,2009 and December 31,2008	53,008	53,008
Additional paid-in-capital	3,408,515	3,408,515
Shares to be cancelled	(1,212,000)	(1,212,000)
Other comprehensive income	729,637	702,466
Statutory reserves	228,633	228,633
Retained Earnings (accumulated deficit)	(5,078,986)	826,033
Total Stockholders' Equity/(Deficit)	(1,871,193)	4,006,655

Total Liabilities and Stockholders' equity	$8,341,578	$8,588,313

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three month periods ended September 30,		Nine month periods ended September 30,
	2009	2008	2009	2008

Net revenues	$457,358	$1,300,906	$3,518,338	$6,699,368
Cost of revenue	374,665	1,755,329	3,234,535	4,802,118
Gross profit	82,693	(454,423)	283,803	1,897,250

Operating Expenses :
Selling, general and administrative	1,279,559	391,225	2,014,779	1,063,399
Depreciation and amortization	242,881	173,560	633,183	389,921
Total operating expenses	1,522,440	564,785	2,674,962	1,453,320

Income (loss) from operations	(1,439,747)	(1,019,208)	(2,391,159)	443,930

Other income (expenses)
Interest income	38,562	118,855	130,728	122,388
Interest expenses	(228,569)	(423,820)	(703,979)	(735,471)
Subsidy income	81,439	34,416	137,375	104,241
Amortization of convertible debt	(416,666)	(416,667)	(1,250,000)	(1,250,000)
Change in derivative liability	1,107,691	3,516,431	(1,939,689)	4,153,572
Other income(expense)	45,322	17,940	111,704	65,181
Total other income (expense)	627,779	2,847,155	(3,513,861)	2,459,911

Operating income (loss) before income tax	(811,968)	1,827,947	(5,905,020)	2,903,841

Provision for Income tax	-	(92,801)	-	(111,117)

Net Income (loss)	(811,968)	1,735,146	(5,905,020)	2,792,724

Other comprehensive item:
Foreign currency translation gain (loss)	(20,421)	(125,629)	27,171	275,840

Net comprehensive income (loss)	$(832,389)	$1,609,517	$(5,877,849)	$3,068,564

NET EARNINGS (LOSS) PER COMMON SHARE
BASIC & DILUTED	$(0.02)	$0.03	$(0.11)	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC & DILUTED	53,008,000	53,008,000	53,008,000	53,008,000

Basic and diluted weighted average shares outstanding are the same as there is no anti-dilutive effect

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(5,905,020)	$2,792,724
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization of beneficial conversion feature	1,250,000	1,250,000
Change in derivative liability	1,939,689	(4,153,571)
Depreciation and amortization	633,183	389,921
Reserve for inventory obsolesce	-	89,319
Reserve for bad debts	979,942	8,807
Amortization of debt discount and fund raising fee	109,491	110,991
Increase/(decrease) in operating assets:
Accounts receivable	202,202	(51,979)
Inventories	(129,502)	(463,342)
Loans to unrelated parties	-	(1,598,357)
Advances to suppliers	(785,364)	(879,764)
Prepaid expenses and other assets	(91,490)	(12,179)
Increase/(decrease) in operating liabilities:
Accounts payable	21,098	7,470
Tax payable	-	80,708
Accrued expenses and other current liabilities	548,560	166,109
Total Adjustments	4,677,809	(5,055,867)
Net cash used in operating activities	(1,227,211)	(2,263,143)

Cash flows from investing activities:
Purchase of property and equipment	(51,035)	(601,887)
Advance to acquired subsidiary	-	(98,033)
Payment for interest bearing loan	(294,192)	-
Purchase of intangible assets	(2,617)	(1,408,747)
Payment for acquisition	-	(582,889)
Due from related party	(75,608)	-
Net cash used in investing activities	(423,452)	(2,691,556)

Cash flows from financing activities:
Proceeds on short-term loan	1,869,544	571,522
Net cash provided by financing activities	1,869,544	571,522

Foreign currency translation effect	24,829	(110,757)

Net increase/(decrease) in cash and cash equivalents	243,710	(4,493,934)

Cash and cash equivalents, beginning balance	341,331	5,346,165

Cash and cash equivalents, ending balance	$585,041	$852,231

SUPPLEMENTARY DISCLOSURE:

Interest paid	$117,670	$129,609

Taxes paid	$-	$20,251

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB.The results of the nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2009 and December 31, 2008, the allowances for doubtful accounts were $81,006 and $172,340, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.  As of September 30, 2009 and December 31, 2008, the reserves for obsolescence were $106,571 and $106,437, respectively.

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

Furniture and Fixtures                                 5-10 years
Equipment                                         5-10 years
Vehicles                                                                                                                     10 years
Computer Hardware and Software                                                                                     5 years
Building                                                                                                                         20 years

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104 (ASC 605). Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

The Company recognizes revenue from telecommunications as services are provided. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) (ASC 718), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of January 1, 2006 and will recognize stock-based compensation expense using the modified prospective method.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses most of advertising costs as incurred, but amortize the new product image’s designing costs.

Earnings per Share (EPS)

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128) (ASC 260), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128 (ASC 260). Basic net earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted EPS is not presented as the Company has no potential dilutive shares outstanding. Weighted average number of common shares was calculated in accordance with the Statement of Financial Accounting Standards No. 141R (SFAS No. 141R) (ASC 805) , “Business Combinations”. Basic and diluted loss per share was ($0.02) and ($0.11) for the three and nine month periods ended September 30, 2009, respectively. Basic and diluted earning per share was $0.03 and $0.05 for the three and nine month periods ended September 30, 2008, respectively.

Income Taxes

The Company utilizes SFAS No. 109 (ASC 740), "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Statement of Cash Flows

In accordance with SFAS No. 95 (ASC 230), “Statement of Cash Flows,” cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131") (ASC 250), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. As per SFAS 131 (ASC 250), the company operates in two segments based on nature of products and services: Telecommunications, Sale of equipments and Technical services.

Recently Issued Accounting Standards

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”(ASC 815). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133 as amended (ASC 815); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161(ASC 815) to have a significant impact on its results of operations or financial position.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163(ASC 944), “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

EITF Issue No. 07-5(ASC 815), “Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6(ASC 815),, “The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6) (ASC 815),. EITF 07-5(ASC 815),  applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether to apply EITF 00-19(ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R)(ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815).

The guidance is applicable to existing instruments and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently considering the effect of this EITF on financial statements for the year beginning July 1, 2009.

On January 12, 2009 FASB issued FSP EITF 99-20-01(ASC 325), “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20(ASC 325), “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115(ASC 320), “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively.  Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

Foreign Currency Translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130 (ASC 220), “Reporting Comprehensive Income” as a component of shareholders’ equity

For the nine months periods ended September 30, 2009 and 2008, the foreign currency translation gain was $27,171 and $275,840 respectively. The accumulated comprehensive foreign currency translation gain amounted to $729,637 and $702,466 as of September 30, 2009 and December 31, 2008 respectively.

NOTE 3   PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of China VOIP & Digital Telecom Inc. (the “Company”) and its 100% wholly-owned subsidiary Jinan Yinquan Technology Co. Ltd. (“Jinan Yinquan”). It also includes the Power Unique (Beijing) Technology Co., Ltd. (“Power Unique”), a 100% owned subsidiary of Jinan Yinquan as of September 30, 2009. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

For the nine months period ended September 30, 2009, one supplier provided 94% of the cost of sales.  .

Financial instruments, which potentially subject to concentration of credit risk, consist of cash and cash equivalents as the same is not covered by insurance.

NOTE 5   ADVANCES TO SUPPLIERS

The Company made prepayments to suppliers to purchase inventory, equipment or services. The Company advanced to suppliers amounting of $679,521 and $934,419 as of September 30, 2009 and December 31, 2008 respectively.

NOTE 6   DUE FROM RELATED PARTY

Due from related party was $125,477 and $49,795 as of September 30, 2009 and December 31, 2008 respectively. It represents temporally advance to two Directors of the Company for business development purpose. The amounts are due on demand, interest free and unsecured.

NOTE 7   LOANS RECEIVABLE

As of September 30, 2009, the loan receivables comprise of the following:

Debtors	Principle	Interest (annual)	Maturity date

Loan to unrelated party A	$540,493	25.2%	9-17-2010
Loan to unrelated party A	881,017	-	Due on demand
Loan to unrelated party B	219,119	7.965%	3-31-2010
Loan to unrelated party B	292,158	-	Due on demand
	$1,932,787

The loan in the amount of $540,493 was secured by the personal properties owned by the shareholder of the unrelated party A. The loan in the amount of $881,017 is short term loan to unrelated party A without interest and security and due on demand. The loans to unrelated party B were unsecured.

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

NOTE 8   OTHER CURRENT ASSETS

As of September 30, 2009 and December 31, 2008, the other current assets comprise of the following:
	9-30-2009	12-31-2008

Security deposit	$115,281	$69,431
Advance to attorney	50,000	50,000
Advances to Staff and other	58,254	35,243
Prepayment	51,127	26,837
Total	274,662	181,511

Less: Provision	(64,425)	(34,356)

Total current assets, net	$210,237	$147,155

NOTE 9 LONG TERM PREPAID EXPENSES

The balances of long term prepaid expenses as of September 30, 2009 and December 31, 2008 are summarized as follows:
	9-30-2009	12-31-2008

Fund raising fee	$295,979	$443,967
Image design	43,264	46,978
	339,243	490,945

Less: Amortization	(118,147)	(151,757)

Long term prepaid expenses, net	$221,196	$339,188

As of September 30, 2009, the Company has fund raising fee amounting to $295,979 associated with issuance of 5 million senior convertible notes. The amount is being amortized over the life time of the senior convertible notes.  During the nine months period ended September 30, 2009, $118,146 was amortized to General and Administrative expenses accumulatively.

During the nine month periods ended September 30, 2009 and 2008, debt issuance cost was amortized by $ 109,491 and $110,991.

As of September 30, 2009, Power Unique, one of the subsidiaries of the Company, incurred $43,264 image designing fees for its new product.  Such designing cost will be amortized over 5 years.

During the nine month periods ended September 30, 2009 and 2008, designing cost was amortized by $6,490 and $0.

NOTE 10 PROPERTY AND EQUIPMENT, NET

The balances of the Company property and equipment as of September 30, 2009 and December 31, 2008 are summarized as follows:
	9-30-2009	12-31-2008

Electronic Equipment	$1,932,812	$1,990,599
Vehicles	295,597	295,226
Furniture and fixture	173,788	142,965
Office Building	859,882	778,218
	3,262,079	3,207,008

Less: Accumulated depreciation	(924,429)	(585,811)

Property and Equipment, net	$2,337,650	$2,621,197

The depreciation expense for the nine months periods ended September 30, 2009 and 2008 was $337,961 and $273,392 respectively.

NOTE 11 INTANGIBLE ASSETS, NET

Intangible asset mainly comprised of a set of software in Jinan Yinquan acquired from third parties and a set of software from PowerUnique. Those sets of software acquired from third parties are used for the core technology of the Company’s VOIP business or software business.  They are amortized over a life of 5 years. Intangible assets comprised of following at September 30, 2009 and December 31, 2008:

	9-30-2009	12-31-2008

Software, cost	$2,042,944	$2,042,994
Less: amortization	(602,472)	(313,740)
Intangible asset, net	$1,440,472	$1,729,254

The amortization expense for the nine months periods ended September 30, 2009 and 2008 was $288,732 and $116,529 respectively.

Amortization for the next 4 years is as follows :

2010	$409,125
2011	409,125
2012	409,125
2013	213,097

Total	$1,440,472

NOTE 12   SHORT TERM LOANS

The Company has an approved line of credit up to the amount of $1,460,792 from Jinan Commercial Bank. The line of credit expires on July 29, 2010. The line is un-secured with a flexible interest rate which equals to 1.5 times of the benchmark interest rate of People’s bank of China. The Company used of the full line of credit as of September 30, 2009.

The Company has an approved line of credit up to the amount of $730,396 from Jinan Commercial Bank. The line of credit expires on April 1, 2010. The line is secured by Shandong Wuerde Security Company with a flexible interest rate which equals to 1.3 times of the benchmark interest rate of People’s bank of China. The Company used the full line of credit as of September 30, 2009.

The Company has an approved line of credit up to the amount of $657,357 from China Citi Bank. The line of credit expires on May 26, 2010. The line is unsecured with a flexible interest rate which equals to 1.0 times of the benchmark interest rate of People’s bank of China. The Company used the full line of credit as of September 30, 2009.

As of September 30, 2009 and December 31, 2008, the Company has a short-term loan balanced at $2,848,545 and $977,503 under the line of credit respectively.

For the nine months periods ended September 30, 2009 and 2008, the Company had an interest expense of $141,479 and $47,820 respectively.

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

The Company shall initially reserve out of its authorized and unissued Common Stock a number of shares of Common Stock for each of the Notes equal to 130% of the Conversion Rate with (i) issuable upon conversion of the Notes, (ii) upon exercise of the Warrants, without taking into account any limitations on the Conversion of the Notes or exercise of the Warrants set forth in the Notes and Warrants, respectively) and (iii) as Interest Shares pursuant to the terms of the Notes. As of September 30, 2009, the Company did not have enough authorized and unissued common stock to reserve 130% shares. This amount is due subject to default.

Per EITF 00-19 (ASC 815), paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the Company does not have sufficient unissued authorized share capital. The Company is required to increase the authorized share capital, which is not within the control of the Company. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability was calculated to be nil on September 30, 2009 and December 31, 2008. In addition, since the Company does not have enough number of unissued authorized shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction have been reported as liability at September 30, 2009 in the accompanying balance sheet with a fair value of $3,103,988. The value of the warrant was calculated using the Black-Scholes model using the following assumptions:

	Series A	Series B	Series C
Risk-free interest rate	2.688%	0.250%	2.375%
Expected life of the warrants	5.75 years	1.25 years	4.5years
Expected volatility	331.5%	331.5%	331.5%
Expected dividend yield	0%	0%	0%

The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $331,438 and $11,244,857, respectively.  The first $5,000,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the debentures and the excess of $6,576,294 has been shown as financing costs in the statement of operations as of December 31, 2007.  As of September 30, 2009, we revalued the warrants liability at value of $3,103,988.  Thus, the difference of the warrants liability has been shown as change in warrant liability in the statement of operations as of September 30, 2009.

Warrants outstanding at September 30, 2009 and related weighted average price and intrinsic value are as follows:

	Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Series A	0.5627	8,885,730	2.17	0.06	8,885,730	0.06	-
Series B	0.5627	6,220,011	0.36	0.04	6,220,011	0.04	-
Series C	0.5627	6,353,297	1.33	0.04	6,353,297	0.04	-

Total		21,459,038	3.87	0.14	21,459,038	0.14	_

NOTE 14 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2009 and December 31, 2008 are summarized as follows:

	9-30-2009	12-31-2008

Accrued staff welfare	$1,698	$3,156
Tax payables	122,679	119,329
Interest payable	-	109,375
Accrued expenses	582,784	51,530
Advance from customers	519,523	374,115
Others	26,124	46,028
Total	$1,252,808	$703,532

NOTE 15   DUE TO RELATED PARTY

Due to related party of $20,000 as of September 30, 2009 and December 31, 2008 represents $10,000 payable to former beneficial owner of Crawford Lake Mining Inc. and $10,000 payable to the CEO of the Company. The payables are unsecured, non interest bearing and payable on demand.

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

In accordance with the Chinese Company Law, the company has to allocate 10% of its net income after tax to surplus. As Jinan Yinquan and Power Unique had net loss for the nine month periods ended September 30, 2009, the Company did not allocate any reserve funds.

Balances of Statutory reserves as of September 30, 2009 and December 31, 2008 are as follows:

September 30, 2009
Net loss of operation in PRC for year 2009	$(961,567)
Reserve rate of statutory fund	10%
Amount reserved in 2009	$-

Balance of statutory reserve at December 31,2007	$228,633
Change in 2008	-
Balance of statutory reserve at December 31, 2008	228,633
Change in 2009	-
Balance of statutory reserve at September 30, 2009	$228,633

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

NOTE 18   INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions - the PRC and the United States. For the operation in the U.S., the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2009. Accordingly, the Company has no net deferred tax assets.

The operation in PRC is approved as hi-tech software company and enjoys 15% income tax rate, Jinan Yinquan is completely exempt of income tax for the first 2 years up to December 2007 and is 50% exempt of income tax for the next 3 years pursuant to State Tax notice No. 2003(82) because being a foreign invested company.

For the nine month periods ended September 30, 2009 and 2008, the Company incurred $0 and $111,117 income tax expense, respectively.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	9-30-2009	9-30-2008
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Valuation allowance	(40%)	(40%)
Foreign income tax – PRC	15%	15%
Exempt from income tax	(15%)	(11%)
Tax expense at actual rate	0%	4%

United States of America

As of September 30, 2009, the Company in the United States had $0 in net operating loss carry forwards available to offset future taxable income.

NOTE 19 OPERATING LEASE

The Power Unique leases its office space in Beijing, China under an operating lease starting from January 25, 2008 and expiring on January 24, 2011. Rent expense under operating leases was approximately $33,034 and $31,856 during the nine month periods ended September 30, 2009 and 2008, respectively.

The rent expenses for the next two years after September 30, 2009 are as follows:

2010	$44,046
2011	$19,303

NOTE 20   SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 ("SFAS 131") (ASC 250), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

During the nine months periods ended September 30, 2009 and 2008, the Company is organized into three main business segments: (1) Telecommunications minutes, (2) Equipment Sales and (3) Technical services. There were no transactions between segments. The following table presents a summary of operating information and certain year-end balance sheet information for the nine months periods ended September 30, 2009 and 2008:

	For the Nine Month Periods Ended September 30,
	2009	2008
Revenues from unaffiliated customers:
Telecommunication	$3,096,708	$4,893,534
Equipment sales	421,630	395,115
Technical services	-	1,410,719
Consolidated	$3,518,338	$6,699,368

Operating income (loss):
Telecommunication	$(2,283,520)	$(507,076)
Equipment sales	41,413	31,565
Technical services	-	1,227,026
Corporation (1)	(149,052)	(307,585)
Consolidated	$(2,391,159)	$443,930

Net income (loss) before taxes:
Telecommunication	$(2,174,801)	$(300,680)
Equipment sales	171,836	59,598
Technical services	-	1,286,526
Corporation (1)	(3,902,055)	1,858,397
Consolidated	$(5,905,020)	$2,903,941

Identifiable assets:
Telecommunication	$5,097,003	$4,985,624
Equipment sales	1,899,311	1,969,546
Technical services	-	32,166
Corporation	1,345,264	1,600,977
Consolidated	$8,341,578	$8,588,313

Depreciation and amortization
Telecommunication	$541,268	$359,906
Equipment sales	91,916	30,015
Consolidated	$633,183	$389,921

Capital expenditures
Telecommunication	$51,035	$601,887
Equipment sales		-
Consolidated	$51,035	$601,887

(1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.

NOTE 2 1 GOING CONCERN

The Chinese government issued an order in July 2009 to block VOIP service. The government has not removed the order to resume the service until now. Accordingly, the Company's telecom service business has suffered tremendously. The company’s future VOIP operations have great uncertainties and challenges. The Company is considering discontinuing the VOIP service and focusing on providing the virtualization solutions and services.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has accumulated deficit of ($5,078,986) as of September 30, 2009 ,. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheets are dependent upon  continued operations of the company, which in turn is dependent upon the Company ’ s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recover ability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities; 3) seek governmental funds support.

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

BUSINESS OVERVIEW

China VoIP Digital Telecom Inc. (“the Company”), formerly, Crawford Lake Mining, Inc. acquired on August 17, 2006, all of the outstanding capital stock of Jinan YinQuan Technology Co. Ltd. (“Jinan Yinquan”) in exchange for the issuance of 40,000,000 shares of our common stock to the Jinan Shareholders and $200,000. Such shares were restricted in accordance with Rule 144 of the 1933 Securities Act. In addition, as further consideration for the acquisition, Apollo Corporation, the principal shareholder of the Company, agreed to cancel 11,750,000 post-split shares of its outstanding common stock. Based upon same, Jinan became our wholly-owned subsidiary.

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

Jinan Yinquan’s principal activities are developing and sales of computer software and hardware, digital video pictures system; developing and sales of computer network and network audio devices, parts, low value consumables and etc (exclusive of the business not obtained the license).  After completing the acquisition of BPUT, it focused on the Voice over Internet Phone (“VoIP”), information security and virtualization technology related business.

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

After Yinquan launched both the virtualization application technology and IBCC service platform in 2008, its virtualization technology and its IBCC service platform were endorsed as the designated virtualization application technology product and the designated communications service platform for the 11th National Games of China, respectively. Yinquan will implement the virtualization technology in the National Games dedicated data center.  The virtualization technology should significantly reduce system purchases and operating costs. It should also improve the reliability and manageability of the system and safeguard the information used during the Games. In addition, the IBCC service platform is used as the sub-website of the National Games’ official website for athletes, coaches, staff, volunteers and sponsors so they enjoy unified communication services including an online office system, telephone, SMS, email, fax, conference call and video conference.

As a result of the political riot on July 5 in Urumqi, the capital of the Xinjiang Uygur Autonomous region, the Chinese government issued an order in July 2009 to block VoIP services. The government has not removed the order to resume services. The Company is considering discontinuing the VoIP service and focusing on providing the virtualization solutions and services. It was not anticipated by the Company that the government would issue this order, nor did the Company expect such a long duration of the suspension of VoIP services. As a result, the Company's telecom service business has suffered tremendously. The company’s future VoIP operations may face great uncertainties and challenges.

RESULTS OF OPERATIONS

Results of operations for the three month periods ended September 30, 2009

Revenue.  During the three month periods ended September 30, 2009, we recorded revenue of $457,358, a decrease of $843,548, or 64.84%, compared to $1,300,906 during the same period of 2008. The sharp decrease of revenue is mainly attributable to fewer software development projects in the third quarter 2009 as a result of our emphasis on the new International Business Communication Center (IBCC) platform and virtualization solutions businesses.

Cost of Revenue.  Cost of revenues was $374,665, a decline of $1,380,664, or 78.66%, in the third quarter 2009 compared with $1,755,329 during the same period of 2008 as a result of lower revenues realized in the quarter in 2009.

Gross Profit.  The gross profit was $82,693 in the third quarter 2009, an increase of $537,116, or 118.2%, from ($454,423) in the same period of 2008. The increased gross profit from the quarter was due to sharply lowered cost of sales.  As a result of global economic slowdown, we lowered the price to maintain our existing customer base as well as market share. The pricing policy reduced our gross profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,279,559 during the three month periods ended September 30, 2009, an increase of $888,334, or 227%, compared to $391,225 during the same period of 2008. The increase was mainly because we made allowance for advance to one supplier in the amount of $1,041,549. We terminated the cooperation with the supplier in the end of July 2009.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $242,881 during the three month periods ended September 30, 2009, an increase of $69,321, or 39.94%,compared to $173,560 in the same period of 2008. The increase of depreciation and amortization expenses is mainly attributable to the increase of equipment used for current business and future expansion purposes and the amortization of intangible assets acquired.

Operating Income (Loss).  We recorded operation loss of $1,439,747 during the three month periods ended September 30, 2009, a decrease of $420,539, or 41%, compared to operation loss of $1,019,208 during the same period of 2008. The decrease of operating income was driven by the block of VoIP service by the government in the period.

Other Income (Expense). Other income (expenses) recorded other expense of amortization of convertible debt of $416,666, interest expenses of $228,569 and change in derivative liability of $ 1,107,691 during the three month periods ended September 30, 2009 which were resulted from convertible notes issued in December of 2007. The income of change in derivative liability of $1,107,691 was impacted by the company’s stock price. After netting off other expenses, net other income was $627,779 during the three month periods ended September 30, 2009, a decrease of $2,219.376, or 77.96%, compared to the income of $2,847,155 during the same period of 2008.

Net Income (Loss).  Net loss was $811,968 during the three month periods ended September 30, 2009, a decrease of $2,639,915, or 144.45%, compared to a net income of $1,827,947 during the same period of 2008. The lower net income was mainly driven by the lower operating income.

Results of operations for the nine month periods ended September 30, 2009

Revenue.  During the nine month periods ended September 30, 2009, we recorded revenue of $3,518,338, a decrease of $3,181,030, or 47.48%, compared to $6,699,368 of same period of 2008. The decrease of revenue was mainly due to lower revenues realized from software development projects in the first nine months of 2009 as a result of our emphasis on the new IBCC platform and virtualization solutions businesses, as well as the block of VoIP services in third quarter of 2009.

Cost of Revenue. Cost of revenue was $3,234,535 during the nine month periods ended September 30, 2009, a decrease of $ 1,567,583, or 32.64%, compared with $4,802,118 in the same period of 2008 given lower revenue realized in the nine month period ended September 30,2009.

Gross Profit.  The gross profit was $283,803 in the nine month periods ended September 30, 2009, the decrease of $1,613,447, or 85.04%, compared with $1,897,250 in the same period in 2008. Lower gross profit was due to the decrease of revenue.  As a result of global economic slowdown, we lowered the price to maintain our existing customer base as well as market share. The pricing policy reduced our gross margin. Meanwhile, the increase of our settlement price with the telecom operator – China Tietong and the charges associated with the IBCC and virtualization solutions promotion increased the cost of sales and reduced the gross profit in 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2,041,779 during the nine month periods ended September 30, 2009, an increase of $978,380, or 92%, compared to $1,063,399 during the same period of 2008. The increase was mainly because we made allowance for advance to one supplier in the amount of $1,041,549. We terminated the cooperation with the supplier in end July 2009.. Depreciation and amortization expenses increased by $243,262 or 62.39%, to $633,183 during the nine month periods ended September 30, 2009 compared to $ 389,921 in the same period of 2008. The increase is mainly attributed to the increase of equipment for current business and future expansion purposes.

Operation Income (Loss).  We recorded operation loss of $2,391,159 during the nine month periods ended September 30, 2009, a decrease of $2,835,089, or 638.63%, compared to an operating income of $443,930 during the same period of 2008.  The loss is mainly incurred by the increase of various expense items and lower revenue realized in the period.

Other Income (Expense). Other income(expenses) recorded other expense of amortization of convertible debt of $1,250,000, interest expenses of $703,979 and change in derivative liability of ($1,939,689) during the nine month periods ended September 30, 2009 which were resulted from convertible notes issued in December of 2007. After netting-off other income, other expenses were recorded $3,513,861 during the nine months ended September 30, 2009 compared to other income of $2,459,911 during the same period of 2008.

Net Income(Loss). Net loss was $5,905,020 in the nine month periods ended September 30, 2009, a decrease of $8,808,861, or 303.35%, compared to net income of $2,792,724 during the same period of 2008. The net loss was mainly driven by higher operating loss and increased expense associated with the change in derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, the Company's cash was $585,041 as compared to $341,331 as of December 31, 2009.

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

Recently Issued Accounting Policies

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”(ASC 815). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133 as amended (ASC 815); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161(ASC 815) to have a significant impact on its results of operations or financial position.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163(ASC 944), “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

EITF Issue No. 07-5(ASC 815), “Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6(ASC 815),, “The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6) (ASC 815),. EITF 07-5(ASC 815),  applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether to apply EITF 00-19(ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R)(ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815).

The guidance is applicable to existing instruments and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently considering the effect of this EITF on financial statements for the year beginning July 1, 2009.

On January 12, 2009 FASB issued FSP EITF 99-20-01(ASC 325), “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20(ASC 325), “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115(ASC 320), “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively.  Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risks

Not applicable due to smaller reporting company status.

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

Item 1A. Risk Factors

Not applicable due to smaller reporting company status.

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

As disclosed in From 8-K filed on June 30, 2009, we received an Event of Default Redemption Notice (the " Default Notice") from Castlerigg Master Investments Ltd. (“Castlerigg”) with respect to the certain Amended and Restated Senior Secured Convertible Note issued by the Registrant to Castlerigg on or about December 21, 2007, as amended December 8, 2008 (the “Financing Transaction”) on June 22, 2009.

On April 17, 2009, Castlerigg sent the Registrant a Conversion Notice seeking to convert $10,000 principal amount of the Note into 266,904 (the Conversion Price equals to $0.0375 per share). Since the Registrant didn’t agree with the Conversion Price applied by Castlerigg, the Conversion Notice has not been executed.

The Default Notice stated that we are in default for failure to (1) pay the Redemption Amount of $1,703,025.33 by no later than December 30,2008;  (2) make timely payment of the interest covering the Calendar Quarter ended March 31, 2009; and (3) make required share conversion within two business days after getting the Conversion Notice; The total amount of the Default Redemption was calculated as $66,703,289.

As the Company previously reported in the June 30 ,2009 Form 8-K (with regard to the Holder Redemption Notice) and reaffirms here, the Company would like to seek an alternative way to resolve Redemption without paying cash. The Company does not believe that any of the Events constitutes a default under the Note.  Although no assurances can be given as to the ultimate outcome of this matter, the Company disagrees with the claims in the Default Notice that a default has occurred under the Note and intends to vigorously contest these claims.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA VOIP & DIGITAL TELECOM INC.

Date: November 16 , 2009	By:	/s/ Li KunWu
Li Kunwu
Chief Executive Officer and Chief Financial Officer