Form 10-K
China VoIP & Digital Telecom Inc.
filed 2010-04-14
CIK 1337615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 333-131017

CHINA VOIP & DIGITAL TELECOM, INC.
(Exact name of small business issuer in its charter)

Nevada	98-0509797
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11th Floor Tower B1, Yike Industrial Base, Shunhua Rd,
 High-tech Industrial Development Zone, Jinan, China 250101
(Address of principal executive offices)

86-(531) 55585742
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately  $7,505,600. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2010, there were 54,008,000 shares of the registrant’s common stock outstanding.

CHINA VOIP & DIGITAL TELECOM, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2009

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, all references in this annual report to (i) “China VoIP,” the “Company,” “we,” “us” or “our” are to China VoIP & Digital Telecom, Inc., a Nevada corporation, and its direct and indirect subsidiaries; (ii) “Jinan Yinquan” are to our subsidiary Jinan Yinquan Technology Co. Ltd., a corporation incorporated in the People’s Republic of China; (iii) “BPUT” are to our subsidiary Beijing PowerUnique Technologies Co., Ltd., a corporation incorporated in the People’s Republic of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; (v) “Exchange Act” means the Securities Exchange Act of 1934, as amended; (vi) “RMB” are to Renminbi, the legal currency of China; (vii) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (viii) “China” and “PRC” are to the People’s Republic of China; and (ix) “SEC” are to the United States Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of future events, including any mergers, acquisitions, divestitures, securities offerings or business combinations or other developments in our business that may be announced or consummated after the date of this Annual Report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “outlook”, “believes,” “plans,” “intends,” “expects,” “goals,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “estimates,” “anticipates,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part I (Risk Factors). The forward-looking statements speak only as of the date of this Annual Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

PART I

ITEM 1.                      BUSINESS

Overview

China VoIP Digital & Telecom, Inc. (“the Company”), formerly known as Crawford Lake Mining, Inc., acquired, on August 17, 2006, all of the outstanding capital stock of Jinan Yinquan Technology Co. Ltd. (“Jinan Yinquan”) in exchange for the issuance of 40,000,000 shares of our common stock to the Jinan Yinquan’s shareholders and $200,000 as compensation for going public cost. Such shares are restricted in accordance with Rule 144 of the Securities Act. In addition, as further consideration for the acquisition, Apollo Corporation, the principal shareholder of the Company, agreed to cancel 11,750,000 post-split shares of its outstanding common stock. As a result, Jinan Yinquan became our wholly-owned subsidiary.

Jinan Yinquan is an equity joint venture established in Jinan in the People’s Republic of China (“the PRC”) in 2001. The exchange of shares with Jinan Yinquan has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of the Jinan Yinquan obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of Jinan Yinquan, with Jinan Yinquan being treated as the continuing entity. The historical financial statements presented are those of Jinan Yinquan. The continuing company has retained December 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

On May 7, 2008 (the “Closing Date”), Jinan Yinquan completed the acquisition of Beijing PowerUnique Technologies Co., Ltd. (“BPUT”), a company incorporated under the laws of the PRC, in accordance with the Investment Agreement. On the Closing Date, pursuant to the terms of the Investment Agreement, Jinan Yinquan invested RMB4,000,000 to BPUT; and BPUT transferred 80% of the shares and ownership interests of BPUT to Jinan Yinquan. On the Closing Date, Jinan Yinquan became the controlling shareholder of BPUT. BPUT is a privately held software company in Beijing specializing in enterprise application software research and development. It creates reliable, secure as well as efficient information technology platforms for enterprise clients. BPUT is committed to providing the highest quality solutions to enterprises in both information security and virtual technology.

On July 5, 2008, Jinan Yinquan acquired another 20% ownership of BPUT by paying another RMB 4,000,000 to BPUT. BPUT therefore became 100% owned subsidiary of Jinan Yinquan on the same date.

Jinan Yinquan’s principal activities are developing and sales of computer software and hardware and digital video pictures system and developing and sales of computer network and network audio devices, parts and low value consumables (exclusive of the business not obtained the license). After completing the acquisition of BPUT, the Company was focusing on the Voice over Internet Phone (“VoIP”), information security and virtualization technology related business.

In 2008, Jinan Yinquan launched a new communication platform based on its VoIP technology. The new platform, International Business Communication Center (IBCC), is designed to meet all the communication requirements for the operation of a modern enterprise. It includes telephone, fax, Email, SMS, conference calling and video conferencing together with OA and CRM software, in a single integrated package. In addition, IBCC also provides its registered users with information on more than 8 million industrial enterprises. These enterprises have been classified into 20 categories in order to expedite users’ searches for critical information. The most important function of IBCC is that it allows users to click to call the person or enterprise they want through the webpage.

All of the communications functions of IBCC are structured using the existing VoIP technology of Jinan Yinquan, which ensures the lowest possible rate for communications services. Furthermore, IBCC will provide users with a region-free office thanks to its VoIP technology. Users’ offices can be anywhere as long as there is broadband service. It’s the original reason Jinan Yinquan designed IBCC.

IBCC offers five advantages over current competition:

•
Multiple and convenient basic communications functions: the IBCC package contains all basic communications requirements like telephone, fax, Email and SMS, and all functions can be accessed with one click on the web.

•	Powerful value-added communications functions, including multi-party conference calls and video conferencing.
•	Lowest available communications rates: thanks to VoIP technology, users may enjoy both IP telephone and fax on IBCC without the equipment but with the lowest rate.
•	Region-free offices: users may login to their own office platforms anywhere and anytime.
•	Free OA and CRM software: IBCC offers these critical applications for free.

The virtualization business is primarily conducted through BPUT outside of Shandong area, while Jinan Yinquan is primarily focusing on Shangdong area . Currently, both Jinan Yinquan and BPUT are the leaders in applied virtual technology field in China. In May 2008, BPUT became an official Technology Alliance Partner (TAP) of VMware (NYSE: VMW). VMware is the global leader in virtualization solutions from the desktop to the data center. Customers of all sizes rely on VMware to reduce capital and operating expenses, ensure business continuity, strengthen security and go green. VMware has more than 100,000 customers worldwide and all Fortune 100 enterprises are using the mature virtual technology of VMware. The alliance partnership allows BPUT to leverage VMware’s advanced virtual technology in the information security products marketplace in order to broaden its product offerings and strengthen its competitive advantage.

After Jinan Yinquan launched both the virtualization application technology and IBCC service platform in 2008, its virtualization technology and its IBCC service platform have been endorsed as the designated virtualization application technology product and the designated communications service platform for the 11th National Games of the PRC (the “National Games”), respectively. Jinan Yinquan implemented the virtualization technology in the National Games dedicated data center. The virtualization technology significantly reduced system purchases and operating costs. It also improved the reliability and manageability of the system and safeguard the information used during the National Games. In addition, the IBCC service platform was run as the sub-website of the National Games’ official website for athletes, coaches, staff, volunteers and sponsors so they may enjoy unified communication services including an online office system, telephone, SMS, Email, fax, conference call and video conference.

On December 31, 2009, the Board of China VoIP & Digital Telecom Inc. approved the resolution that decided to acquire 100% shareholder interest of Shandong Honest Management Consulting Co., Ltd., (the “Honest”), a company incorporated and operated under the laws of the People’s Republic of China, at the price of RMB35,464,934.21 (Approx. $5,187,055). After the acquisition, Honest will become the wholly-owned subsidiary of China VoIP & Digital Telecom Inc. As of the date the report, the transaction has not been consummated.

On December 31, 2009, the Board of China VoIP & Digital Telecom Inc. approved the resolution that decided to transfer 100% shareholder interest of Jinan Yinquan held by it to the Honest at the price of RMB34,464,934.21 (Approx. $5,040,797). After the transfer, Jinan Yinquan will become the wholly subsidiary of the Honest,. The Honest will retain the management of Yinquan and continue to develop its business operations. The purpose of this transfer is mainly for the better development of Jinan Yinquan in China, since the Chinese government offers stronger support to the local companies. As of the date the report, the transaction has not been consummated.

The following chart reflects our future organization structure after the acquisition and transferring of shareholder interest:

On July 5, 2009, due to the political riot in Urumqi, the capital of the Xinjiang Uygur Autonomous region, the Chinese government issued an order in July 2009 to block VoIP services. As of March 23, 2010, the Chinese government has not removed the order to resume services. The Company’s telecom service business has suffered tremendously. The Company was considering discontinuing the VoIP service and focusing on providing the virtualization solutions and services. It was not anticipated by the Company that the government would issue this order, nor did the Company expect such a long duration of the suspension of VoIP services. As a result, in October 2009, the Company decided to discontinue its entire VoIP business and is focusing on providing integral virtualization solutions and services in China.

Since 2008, the Company’s integral virtualization solutions and services have obtained strong support from the Chinese governments, and the Company has several breakthroughs in the virtualization field. Currently, the Company’s main business is to:

1.	Develop and Promote Server Virtualization Technology.
2.	Provide Virtual Desktop Infrastructures (VDI).
3.	Provide Disaster Tolerance Backup and Management Technology under Virtualization Infrastructure.
4.	Provide Information Technology Outsourcing services of virtualization products and technology (ITO).
5.	Offer Info-security Storage Products.

In addition, the Company achieved several VMware certifications including:

•	VMware Technology Alliance Partner (TAP)
•	VMware Community Source (VCS)
•	VMware Premier Partner (VPN)
•	VMware Authorized Training Center (VATC)
•	VMware Authorized Consultant (VAC)

Jinan Yinquan and BPUT are also the VIP partners with Vizioncore. We have completed the localization of Vizioncore’s software in China. Jinan Yinquan is focusing on virtualization marketing in the Shandong area. BPUT’s focus is on the large enterprise client market and also exploring markets in Sichuan, Hebei, Beijing, Tianjin and Liaoning. Cooperating with the two top virtualization vendors in the world, we provide a full range of solutions to our clients and are capable of developing new virtualization-related products based on a client’s specific needs. We also have the option to charge long-term recurring service fees for after-product sales.

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

Virtualization

Virtualization was first introduced in the 1970s to enable multiple business applications to share and fully harness the centralized computing capacity of mainframe systems. Virtualization was effectively abandoned during the 1980s and 1990s when client-server applications and inexpensive x86 servers and personal computers established the model of distributed computing. Rather than sharing resources centrally in the mainframe model, organizations used the low cost of distributed systems to build up islands of computing capacity, providing some benefits but also introducing new challenges.

The increased usage of x86 servers and desktops caused new operating risks and challenges on the IT basic infrastructure to emerge. These risks and challenges include:

1.
Low utilization of infrastructures.  According to a survey conducted by International Data Corporation (IDC), the average utilization of typical x86 servers can only reach 10% to 15%. An organization can only run one application on each server to avoid interruptions between applications. This “one server one application” style leads to low utilization of infrastructures.

2.
Increased costs of physical infrastructure.  Due to the expansion of physical infrastructure, the running cost has increased rapidly. A large proportion of computing infrastructure has to stay running, resulted in increased costs such as power consumption, cooling and storage.

3.
Increased costs of IT management.  As the computing environment is getting more complicated, the requirements for infrastructure administrators’ professional training increase as well and so does the corresponding HR cost. Organizations have to spend much time and more resources on server maintenance, and employ a large number of administrators to do the work. Also, given the complexity and heterogeneity of the computing environments, it’s virtually impossible to achieve the processing automation.

4.
Lack of back-up protection and disaster recovery option.  Application failures on critical servers are fatal to organizations. Hackers, natural disasters, viruses and even terrorist activities are the main threats to business continuity of organizations.

5.
Desktop management and security.  Organizations are facing a series of challenges managing desktops and keeping them secured. The process of strengthening management, access and security policies under a distributed desktop environment is complicated and costly. Administrators have to install a number of patches and updates into the desktop environment to reduce security leakages.

Under the circumstances, the Company introduced the energy-saving “Green IT” solution for data centers based on virtualization technology. The key advantages of the Green IT solution are:

•
It efficiently achieves resource sharing between servers (so the virtualization solution can reduce up to 90% of the number of servers. As a result, the solution can significantly lower the power consumption and cut down the carbon emission)

•	It reduces the operating, management and maintenance costs
•	It enhances data security (solving the issues in the traditional data centers, virtualization can create a quick responding application platform with high IT resource utilization and low costs)

The significances of server virtualization are as follows:

1.
Lower construction cost: Establishing a network data center based on virtualization could directly reduce up to 90% of costs in terms of the number of servers. Server virtualization is not to purchase multiple servers with different operating system for one application project so the solution can completely eliminate the problems caused by system upgrade.

2.
Reducing power consumption, carbon emission, operating and maintenance costs: When virtualization was applied, the number of servers decreased to 10% of the original number. In addition, the number of server cabinets, the size of the server room, the power consumption, the UPS power and batteries, and the cooling system cost were significantly reduced as well. Also, the new data center based on server virtualization required fewer administrators and the virtual desktop device could satisfy various office demands.

3.
High manageability: After the implementation of virtualization solutions, operating status and server utilization can be monitored. If a new application is required, it only takes approximately 30 minutes to create a virtual server. It is not necessary to arrange server down time to perform hardware maintenance. Administrator can create a virtual desktop for a user in several minutes. If a problem appears in a user’s virtual environment, it only takes a few minutes for the administrator to recover a brand new environment for the user, and the user’s data can be completely recovered.

4.
High reliability: When virtualization technology is applied, a system could automatically isolate a broken-down server, and transfer all tasks to another one. The system could run upgrades without any interruption and the virtualization also supports fast server transfer and backup. These will greatly reduce system downtime and other abnormal accidents.

5.
Improving system protection and ensuring information security: Partition is the most basic component of a virtualization solution. All the virtual machines must be completely isolated, so the process of dynamic connections and the applications will not impact other virtual servers. Comparing to the regular servers, virtual machines are well protected from normal security attacks since virtualization has changed access nodes and components. Virtual system uses central storage mode. All users’ data reside in a data center to ensure data security. Administrators can control all the virtual desktops which can effectively prevent the viruses and outflows of important data. Virtualization puts an end to the leaks of important information, and ensures the security of the information.

6.
Conforming to national policies of China: Virtualization technology has been widely used globally though it was used in the Chinese government and enterprises in the recent years. Its energy saving and emission reduction are consistent to the “Green IT” concept, which is initiated by the Chinese government. It is an advanced technology with significant economic and social benefits.

Business Strategy

VoIP

In fiscal year 2009, different from other VoIP services companies, we enable customers using our VoIP products and services without a PC connection. Our objective is to provide reliable, scalable, and profitable worldwide Internet communication services with unmatched quality. Our goal is to achieve this objective by delivering innovative technologies and services and balancing the needs of our customers with the needs of our business. We intend to bring the best possible voice and video products and services, at an affordable price, to either residential or businesses customers and enhance the ways in which these customers communicate with each other, and within the world.

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

Virtualization

We are committed to providing high quality products and responsive service. We intend to profitably grow our business by pursuing the following strategies:

●
Targeting the existing and potential users based on their industries, and forming the unique cooperation relationship with VMware and Vizioncore, we may be able to lower the cost of products and services. Meanwhile, we will add our independently developed products into the solutions to expand the scope of consulting, plan, design and after-sale services. We are the solution provider who offers customers on-demand solutions.

●
Focusing on the regional market development, we have obtained the substantial support from the local governments. Jinan Yinquan has become the unique virtualization solution provider for the Shandong government. We plan to duplicate this business model in other areas including Sichuan, Liaoning, Tianjin and Beijing. Meanwhile, we actively participate in the establishment of the local and national virtualization standards.

●
Cooperating with system integrators (SIs) in various areas, we provide turn-key virtualization solutions, which include system consultation, plan, implementation, training and service). As a result, the SIs are well equipped to offer complete virtualization solutions to customers in various industries and locations. Through the large numbers of SIs, we should be able to increase our market share quickly and strengthen our leading position in the virtualization industry in China.

●
We focus on product developments and technology upgrades. We are also exploring the international markets. With the advanced technologies, an experienced technical support and sales and marketing teams, and expanded distribution channels, we aim to provide more comprehensive virtualization solutions to multinational enterprises both domestically and internationally.

Technology

VoIP

Our NP soft switch IP phone system and its ancillary IP phone billing and management systems were all proprietarily developed by Jinan Yinquan, and are protected by a software copyright certificate issued by the State Copyright Bureau. The technology has been registered as a software product at Shandong Information Industry Office.

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

Here are the technical specifications of the NP System:
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

Management Control

Multiple control server domain names have been reserved in terminal devices. When the terminal devices fail in communicating with registration server, such reserved server address will be retrieved automatically. If the connection route fails in meeting the requirements due to poor network quality, you can require changing registration server and connection route to ensure the call quality.

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

Virtualization

SERVER VIRTUALIZATION TECHNOLOGY

The virtualization platform is built on a business-ready architecture. Use virtualization software to transform or “virtualize” the hardware resources of an x86-based computer—including the CPU, RAM, hard disk and network controller—to create a fully functional virtual machine that can run its own operating system and applications just like a “real” computer. Each virtual machine contains a complete system, eliminating potential conflicts. Multiple operating systems run concurrently on a single physical computer and share hardware resources with each other. By encapsulating an entire machine, including CPU, memory, operating system, and network devices, a virtual machine is completely compatible with all standard x86 operating systems, applications, and device drivers. You can safely run several operating systems and applications at the same time on a single computer, with each having access to the resources it needs when it needs them. In this way, over 90% resources will be used rather than that wasted under the traditional server run mode.

Advantages:

•	Lowers construction cost by eliminating 90%+ server and application software purchase;
•	Saves energy and protect the environment, lower operation and maintenance cost;
•	Eliminates abnormal downtime with highest availability and reliability;
•	Improves system security protection capability; and
•	In compliance with the government policy, expedite informationization process.

VIRTUAL DESKTOP INFRASTRUCTURES (VDI)

Desktop virtualization separates a personal desktop computer from the physical machine through a client-server computing model. The resulting "virtualized" desktop is stored on a remote central server, instead of on the local storage of a remote client. Thus, when users work from their remote desktops, all the programs, applications, processes, and data are maintained and run centrally. This solution can help users reduce cost and facilitate management, achieving higher energy-savings, lower emissions and more environmentally-friendly goals.

Advantages:

•	With a thin client, there is no need to buy any host since only the keyboard, mouse, monitor are required;
•
The overall hardware expense and IT waste will be reduced substantially since it is not necessary to buy new PCs in the following 3-5 years. Resources shared and allocated to users are on an as-needed basis;

•	Help enterprises achieve Green IT objective as the power dissipation of each PC is lowered from 260W to 30W;
•	The integrity of user information is improved since all data can be maintained and backed up in the data center;
•	Users have the ability to logon their desktops anywhere; and
•	The maintenance expense is reduced dramatically.

DISASTER TOLERANCE, BACKUP AND MANAGEMENT TECHNOLOGY UNDER VIRTUALIZATION STRUCTURE

The company designs customized virtualization solution by combining disaster tolerance technology, in order to provide cost effective disaster recovery solution with world-leading class virtualization performance monitor that can realize backup, recover and backup management under virtualization environment. By detecting and recycling the over-allocated storage in virtual machines, it will lower unnecessary storage cost significantly.

Advantages:

•	Enables continuity of the operation process;
•	Improves monitor performance, lowers the resource sharing risks and optimizes resource utilization;
•	Designs disaster recovery solutions which are compatible with most third-party backup software;
•	Provides self-service applications and multiple virtual machines control, lowers administrative cost of the virtual machines and increases the consistency of management; and
•	Rapidly detects and recycles the over-loaded storage in virtual machines, lowers unnecessary storage cost significantly.

TECHNOLOGY FOR OPTIMAL STRUCTURE AND BUSINESS CONTINUITY

Based on users’ specific demands, deliver high available, continuous and disaster-recovery solution to them in order to help them better prepare for the risks and ensure their business continuity. This solution with world-leading technology and our independently developed software, has been highly praised by Vmware and Vizioncore and widely accepted by the users.

Advantages:

•	Continuous access to the applications even under the local server malfunction;
•	Non-disruptive automated backup and restore processes;
•	Inter-city data recovery when disaster destroys the production center;
•	IT structure optimization and continuous business; and
•	Energy saving and Green IT effect.

Products and Services

VoIP

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

WiFi Phone

WiFi Phone is new product to be introduced by the Company. It is a type of IP phone set that supports both SIP protocol and 802.11 connections, and also an end user device for soft switch platform. Within the coverage scope of 802.11 wireless networks, it has the same functions as IP phone sets, and the differences are network accessing mode and the supports to route functions.  Currently, we have identified several OEM manufactures alternatives in China, who are able to manufacture the wifi phone set.  We are also seeking co-operation opportunity with other wifi router companies.

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

NPPBX, as the substitute of the traditional PBX, has very obvious comparative advantages to the traditional one. It integrates PSTN and Internet in to one, and saves a large number of management and maintenance cost. It would be more convenient and easier to provide the value-added services through NPPBX.  The single system has a lot of functions, which the traditional one could realize only with many other supplementary equipment. NP PBX is more universal and practice, for it’s easier to use configure and maintain.  Due to the application of the computer, it’s easier for capacity-expansion of the system and decreasing the fund input. NPPBX is a flexible voice platform with following functions and may lowers the calling charges for the enterprises:

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

•	Register to SIP soft-switch: You may register NPPBX through a VoIP ID to the soft switch platform which supports SIP, in order to make domestic or international toll through the platform.

•	Other functions: NPPBX also has other functions like call hold, call transfer, caller ID and non-interruption. Users may configure all the functions by dialing the corresponding keys on the phone set.

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

Virtualization

We are committed to be the integral virtualization solution provider (including products, technology, service, consultation, design and implementation) rather than a mere reseller of VMware and Vizioncore’s products. Selling virtualization products is only one segment of our business. We provide a full range of solutions to the clients, and we are capable of developing new virtualization-related products and services (including solution design, implementation and consultation) based on client’s specific requirements. Once the client adopts our virtualization solutions, we also have the exclusive right to provide long-term after-sale maintenance and upgrade services.

To end users:

•
IT Platform Reconstruction: We provide a full range services including consultation, plan, design, products, implementation and after-sale service to clients on the reconstruction of their existing IT platforms.

•
Disaster Tolerance Backup Solution: We design customized virtualization solution by combining Vizioncore’s disaster tolerance technology, in order to provide cost effective disaster recovery solution with world-leading class virtualization performance monitor that can realize backup, recover and backup management under virtualization environment.

•
VDI solution: Desktop virtualization is the concept of separating a personal desktop computer from the physical machine through a client-server computing model. The resulting "virtualized" desktop is stored on a remote central server, instead of on the local storage of a remote client. Thus, when users work from their remote desktop client, all the programs, applications, processes, and data are maintained and run centrally.

•	Upgrade and maintenance services after implementation: We will provide 7/24 technical services to our clients via hotline and in-site, and help them maintain or upgrade their systems when necessary.

•
Information Technology Outsourcing services of virtualization products and technology (ITO): We offer the ITO sales mode to government departments, telecom carriers as well as the well-known enterprises home and abroad. Based on their specific demands, we can provide the outsourcing services for “ Turn-key project of virtualization”. The products provided are virtualization software products of Vmware and software of Vizioncore. We could provide any solution related to these software as a “Turn-key project” covering professional consultation, design, implementation, training and services. We may either charge the clients based on our services or the power supply saved amount in the light of our solution.

•
Info-security Storage Product: The DIVER brand hard-disk computer series, an end-user device designed by using virtualization technology, provides the same Windows operation environment as the normal computers. The user may enter his/her own operation environment in DIVER by connecting it with a normal computer. The Windows in DIVER will not interfere that in the computer, while all the operations done in DIVER won’t leave any trace in the computer. The DIVER looks like a hard disk, however, it’s actually a computer with virtual operation platform. It not only provides user a huge storage space, but also a stable and safe information environment.

To Cooperated System Integrators (SIs):

Given our superior technology, large implementation capacity, high-quality service and excellent performance-to-price ratio, we can provide the SIs a comprehensive technical supports including pre-sale training, test evaluation, solution design, and software delivery, implementation and training. We call this support package as the turn-key solution. The turn-key solution will help the SIs without the sales qualifications and capabilities (all are strictly required before implementing the virtualization projects) to implement virtualization solutions.

Competition

VoIP

In fiscal year 2009, the market for our VoIP products and services is increasingly competitive, evolving rapidly and is subject to shifting customer needs and introductions of new products and services. Our current and potential competitors approach the market from different areas of expertise and vary in size and scope with respect to the products and services that they offer or may offer in the future.

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

In July 2009, due to the PRC governmental policy to block VoIP services in China, the Company has discontinued its VoIP business in February 2010.

Virtualization

Virtualization industry is relatively nascent in China in its rapidly developing early stage. The major competition is from other cooperators of Vmware and Vizioncore in China. However, given the technical alliance partnership the Company has with VMware and Vizioncore, the Company is in a good position to take advantage of the market growth. Most importantly, the Company is the only partner selected by Ministry of Industry and Information Technology of PRC to promote virtualization technology in China, and the virtualization technology provided by the Company has obtained strong support from the government.

We believe that the key competitive factors in the virtualization market include:

•	The level of reliability and new functionality of product offerings;
•	The ability to provide full virtual infrastructure solutions;
•	The ability to offer products that support multiple hardware platforms and operating systems;
•	The pricing of products, individually and in bundles;
•	The ability to attract and preserve a large installed base of customers;
•	The ability to create and maintain partnering opportunities with hardware and infrastructure software vendors and development of robust indirect sales channels; and
•	The ability to attract and retain virtualization and systems experts as key employees.

We believe the strong governmental support, our market leadership, large customer base, consolidated partnership with Vmware and Vizioncore, only partnership with large-scale industry customers, broad and innovative solutions suite, and enhancing SI cooperation network position us favorably to compete effectively for the foreseeable future.

Research and Development

We have put most resources in the R&D on virtualization, and got following achievement:
•	Successfully develops a special and complete disaster recovery and backup system for datacenter by combining the technologies from Vmware and Vizioncore;
•	Independently develops a new generation Audio-Visual Teaching System for education industry;
•	Develops the DIVER brand hard-disk computer to satisfy users’ demand for information security;
•	Develops the new generation IDC management system for telecom carriers; and
•	Offers VDI solutions.

The Company’s virtualization solutions have obtained strong supports from the Chinese government, and we had several breakthroughs in the virtualization field.

We have the first:

•	Virtualization Technology Application Engineering Research Center of Shandong Province supported by the Department of Science & Technology of Shandong Province;
•	Shandong Virtualization Technology Promotion and Application Center supported by the Department of Information Industry of Shandong Province; and
•	Virtualization Technology Laboratory supported by the Department of Information Industry of Shandong Province.

We also take part in the establishment of The Implementation Standards for Virtualization Technology of Shandong Province, and we plan to push forward this local standard to the national standard.

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

•
In the future, it is most likely that the regulation and policies in connection with VoIP service will manage the market according to the value-added service attributes, while impose strict criteria on market entering license like telecom business.

•	The PRC government has issued an order to block VoIP service in China Mainland due to certain political needs, and the order may not be removed in the near future.

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in China and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of December 31, 2009, we have five (6) software copyrights. In particular, we have a software copyright certificate for NP Network Telephone, a software copyright certificate for billing and managing system of IP phone systems, a software copyright certificate for a long-distance video monitoring system a software copyright of Yinquan’s IBCC communication system and a software copyright of Yiquan’s Virutalization Software V1.0. Our patents expire on dates ranging from 2028 to 2030. We cannot predict whether our pending patent applications will result in issued patents.

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

Employees

As of December 31, 2009, we had 72 full-time employees: 16 are in research and development, 12 are in operations and customer care, 27 are in sales and marketing and 17 are in general and administrative functions.  Although our employees are covered by employment agreements titled, “Labor Contracts” none of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 1A.                      RISK FACTORS

Risks Related to Our Business

The virtualization products and services we sell are based on a technology with emerging applications and therefore the potential market for our products remains uncertain.

The virtualization technology is relatively nascent in China; it’s still an emerging technology for the customers here. It may take us longer time to eliminate customers’ doubt and anxiety about virtualization’s reliability and stability.
They may also worry about the application risks after using virtualization solutions. Although the use of virtualization technologies on servers and in on-premises data centers has gained acceptance on computer servers for enterprise-level applications, the extent of adoption of virtualization for desktop interface and by small and medium-size businesses remains uncertain. As the markets for our products and services mature and the scale of our business increases, the rate of growth in our product and services sales will likely be lower than those we have experienced in earlier periods. In addition, to the extent that rates of adoption of virtualization infrastructure solutions occur more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.

Our future success may be impaired and our operating results will suffer if we cannot respond to rapid market, competitive and technological conditions in the software industry

The market for our software products and services is characterized by:

•	rapidly changing technology;

•	frequent introduction of new products and services and enhancements to existing products and services by platform vendors of database, application and Windows products and by our competitors;

•	increasing complexity and interdependence of software applications;

•	consolidation of the software industry;

•	changes in industry standards and practices; and

•	changes in customer requirements and demands.

To maintain our competitive position, we must continue to enhance our existing products and develop new products and services, functionality, and technology that address the increasingly sophisticated and varied needs of our customers and prospective customers, which requires significant investment in research and development resources and capabilities, involves significant technical and business risks and requires substantial lead-time and significant investments in product development. If we fail to anticipate new technology developments, customer requirements, industry standards, or if we are unable to develop new products and services that adequately address these new developments, requirements, and standards in a timely manner, or if we are incapable of timely bringing new or enhanced products to market, our products and services may become obsolete, we may not generate suitable returns from our research and development investments, and our ability to compete may be impaired, our revenue could decline, and our operating results may suffer.

In recent years, a large portion of our revenue has been attributable to the growth of our VoIP products and services as well as the virtualization business, and we have relied upon cash flow generation from these two businesses to fund sales, marketing and research and development initiatives associated with our other product areas. Due to the block of our VoIP services in July 2009 by Chinese government, our operation may greatly rely on the new virtualization business. We cannot provide any assurance that we will sustain or grow the revenues we derive from this area. In addition, we have transferred our business from VoIP to virtualization gradually since 2008, and have committed significant resources to develop new and enhanced products and services relevant to virtualization. We cannot provide any assurance the new business will be successful or that the release of our enhanced products and services will increase our revenue growth rate.

Risks related to the disclosure of confidential information of core technology

The independently developed technologies by us, contracts with partners and agreements with cooperated system integrators are all defined as the Confidential Information. We have established strict access limitation level for the personnel in the company to review and use such information by signing Non-disclosure Agreement with relevant people. The usage and disclosure of such information have been managed stringently by the company. We also sign a long-term engagement contract with the core technical people who may hold major technologies of the company. Despite the foregoing measurements adopted by the company, we cannot assure the confidential information will not be disclosed definitely.

Ongoing uncertainty regarding the duration and extent of the recovery from the recent economic downturn and in global economic conditions generally may reduce information technology spending below current expectations and therefore adversely impact our revenues, impede end user adoption of new products and product upgrades and adversely impact our competitive position.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the recovery from the recent economic downturn could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles (for example, ELAs), lowering prices for our products and services, reducing unit sales, decreasing or reversing quarterly growth in our revenues, reducing the rate of adoption of our products by new customers and the willingness of current customers to purchase upgrades to our existing products.
The recent global economic disruption also resulted in general and ongoing tightening in the credit markets, lower levels of liquidity and increases in the rates of default and bankruptcy, while the potential for extreme volatility in credit, equity and fixed income markets continues. As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Even if customers are willing to purchase our products and services, if they do not meet our credit requirements, we may not be able to record accounts receivable or deferred revenue or recognize revenues from these customers until we receive payment, which could adversely affect the amount of revenues we are able to recognize in a particular period.

Risks Related to Doing Business in China

Adverse changes in China’s political or economic situation could harm us and our operational results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business profitably in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem in China, where our operations are conducted, could have a negative effect on our operations.

Our operations may be impacted by a number of health-related factors, including the following:

·	quarantines or closures of some of our offices which would severely disrupt our operations,

·	the sickness or death of our key officers and employees, and

·	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could damage our operations.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations that became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs and should the RMB appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Risks Related to the Market For Our Stock

Our common stock is quoted on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

ITEM 2.                      PROPERTIES

The Company’s executive office is located in Jinan City, Shandong Province, China. The address is 11th Floor No.11 Building, Shuntai Square, No.2000 Shunhua Rd, High-tech Industrial Development Zone, Jinan, China. The Company move into the newly purchased office building in June 2008. The new building is located in Shuntai Squareat Jinan High-Tech Industrial Development Zone, on the eleventh floor, occupying 2,000 square meters.

ITEM 3.                      LEGAL PROCEEDINGS

Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s stock is assigned the symbol CVDT.OB and is quoted and traded on the OTC Bulletin Board.

As of April 9, 2010, the closing price for our common stock on the OTC Bulletin Board was $0.37. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Readers should note OTCBB quotations are a reflection of inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	Fiscal 2008		Fiscal 2009
Quarter	$ High Closing Price	$ Low Closing Price	$ High Closing Price	$ Low Closing Price
First	0.90	0.45	0.31	0.02
Second	0.65	0.36	0.29	0.16
Third	0.39	0.18	0.20	0.09
Fourth	0.30	0.06	0.16	0.09

Holders of the Company’s Stock

The Company has issued common stock only. On December 31, 2009, the total number of Registered Holders of record was approximately 84.

Dividends Policy

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity compensation plan information as of December 31, 2009

Plan category	Number of securities to be issued to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity compensation plans approved by security holders: None	-	-	-
Equity compensation plans not approved by security holders: None	-	-	-
Total	-	-	-

Issuer Purchases of Equity Securities

Issuer purchases of equity securities during the quarter ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1 – October 31, 2009	0	$0	0	$0
November 1 – November 30, 2009	0	0	0	0
December 1 – December 31, 2009	0	0	0	0

	0	$0	0	$0

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our annual consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K.

Overview

We were originally incorporated in Nevada on October 18, 2004 as a development stage company named “Crawford Lake Mining, Inc.” in the business of mineral exploration. On August 17, 2006, we entered in an agreement with Jinan Yinquan Technology Co., Ltd., a Chinese registered company. Upon the effectiveness of the Acquisition, the Company succeeded to the business of Jinan Yinquan, which will be continued as its sole line of business. Accordingly, the Company has changed its name to China VoIP & Digital Telecom, Inc. and has also changed its symbol to CVDT.

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

•
We intend to continue with our marketing strategies to market our integral virtualization solutions in the People’s Republic of China. We currently offer our solutions in Shandong, Sichuan, Hebei, Beijing, Tianjin, Liaoning, Guangxi and Guangdong areas. And we will develop more provinces in the next twelve months.

•
Along with the continued marketing activities in current developed industries, including power supply, education, taxation, public security, healthcare and banking sectors, we will develop new industries in order to enhance virtualization sales.

•	Except the our own marketing efforts on virtualization market, we also intend to sign more system integrators who may help us consummate our sales channel and develop more customers.

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

Result of Operations

Comparison for the Years ended December 31, 2009 and 2008

During the year ended December 31, 2009, we recorded revenue of $1,284,768 as compared to $2,364,179 of 2008, a decrease of $1,079,411 or 45.66%.   The decrease of revenue is mainly attributable to fewer software development projects in 2009 as a result of our emphasis on the new International Business Communication Center (IBCC) platform and virtualization solutions businesses;

Cost of sales increased to $701,100 during the year ended December 31, 2009 from $558,817 during 2008, an increase of $142,283 or 25.46%. The increase was mainly due to the market development efforts on the virtualization related products and services in 2009.

The gross profit was $583,668 in the year ended December 31, 2009 compared to $1,805,362 during 2008.  The sharp decrease of $1,221,694 or 67.7% is due to the significant decline of revenue.

Selling, general and administrative expenses were $1,862,301 during year ended December 31, 2009 as compared to $3,085,655 during 2008, a decrease of $1,223,354 or 39.7%. The decrease was mainly due to the block of VOIP services by the government in the end of July 2009 for political reasons. we reorganized the departments in the company and cancelled the former VoIP departments, which resulted in the decrease of SG&A expenses.

Depreciation and amortization expenses decreased by 42.4 % or $76,178 to $103,409 during the year ended December 31, 2009 as compared to 2008. The decrease in this part was mainly due to the block of VoIP services, we long lived assets related to VOIP was impaired in 2009.

We recorded operation loss of $1,382,043 during the year ended December 31, 2009 as compared to the loss of $1,862,208 during year 2008. The loss was driven by the significant decline of revenue

Other income/(expenses) was comprised of beneficial conversion feature $1,666.667, interest expenses of $919,696, subsidy income of $331,448, interest income of $101,901 and other expense of $43,195 during the year ended December 31, 2009. Among such expenses, beneficial conversion feature of $1,666,667, interest expenses of $651,617, subsidy income of $105,076, interest income of $69,119 and other expense of $2,696 during the year ended December 31, 2008. The expense of change in derivative liability of $998,896 was varied in accordance with our stock market price.

The Company recorded net loss from discontinued VoIP operations $3,105,742 as of December 31, 2009 as compared to the net loss of $56,388 during 2008. The loss from discontinued operations was mainly due to the block of VOIP services by the government in the end of July 2009 for political reasons;

Net loss was recorded $7,682,890 during the year ended December 31, 2009 as compared to net income of $2,438,162 of 2008, a decline of $10,121,052 or 415%. It was mainly due to the significant operating loss resulted from the discontinued VoIP operations since the third quarter in 2009 and the change in derivative liability.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company booked net loss of $7,682,890 as of December 31, 2009 compares to the net income of $2,438,162 for the year ended December 31, 2008.

Operating Activities

The net cash used in continued operations for the year ended December 31, 2009 amounted to $3,063,652 compared to $733,337 for the year ended December 31, 2008, an increase of $2,330,315 or 317.8%. The increase mainly included change in derivative liability of $998,986 and advance to suppliers of $941,152.

Investing Activities

Net cash used in investing activities amounted to $1,423,706 for the year ended December 31, 2009 compared to net cash used in investing activities of $4,831,578 for the year 2008, an increase of $3,407,872 or 70.5%. It's mainly due to the decrease on purchase of property and equipment and intangible assets, as well as the decrease of payment for interest bearing loan. For the year ended December 31, 2008, the cash used in purchase of property and equipment was $879,940, however, this number decreased to $63,720 for the same period in 2009. During the year ended December 31,2009, the Company made payment for interest bearing loan of $1,276,455, while in the same period in 2008, the Company paid for the interest bearing loan of $1,611,099. The cash used in purchase of intangible assets for the year ended December 31, 2009 was $2,619, a sharp decrease from $1,621,218 of that in 2008.

Financing Activities

Net cash provided by financing activities amounted to $1,871,104 for the year ended December 31, 2009 compared to $962,333 for the year 2008, an increase of $908,771 or 94.4%. The increase mainly included proceeds on short-term loan of $1,871,104.

Foreign currency translation effect recorded loss of $29,397 for the year ended December 31, 2009 compared to the gain of $152,864 for the year 2008.

Trends and uncertainties

Management believes there are no known trends, events, or uncertainties that could, or reasonably be expected to, adversely affect the Company's liquidity in the short and long terms, or its net sales, revenues, or income from continuing operations.

The Company's operations are not affected by seasonal factors.

Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Senior management has discussed the development and selection of these critical accounting policies and their disclosure in this Report with our Board of Directors.  We believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments: revenue recognition; allowance for doubtful accounts; income taxes; stock-based compensation; asset impairment

Revenue Recognition

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

Recently Issued Accounting Standards

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue recognition for multiple element deliverables which eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. Under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments retrospectively for all prior periods. The Company is currently evaluating this guidance and has not yet determined the impact, if any, that it will have on the consolidated financial statements.

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP")” - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary.  These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach.  These amended standards became effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with our accountants on any accounting matters or financial disclosures.

ITEM 9A(T).                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Principal Position	Appointment/Resignation date

Li Kunwu	46	Chairman, CEO and CFO	January 1, 2002
Kan Kaili	66	Independent Director	August 15, 2007
Wang Qinghua	50	Director, GM of Yinquan	August 14, 2001
Xu Yinyi	51	Director	November 26, 2004
Jiang Yanli	44	Director	August 16, 2006
Dong Shile	33	Director, GM of BPUT	May 26, 2008
Qi Dawei	26	Director, CTO	May 26, 2008

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

Professor Kan, who earned a Doctorate degree from Stanford University, currently, serves as the Professor of Beijing University of Posts and Telecommunications. He is a director of China's Information Industry Policy and Development Institute and Commissioner of the Advisory Commission for China's Telecommunications Act. He formally served as a strategy consultant on telecommunications policies and development of the World Bank. His primary areas of concentration are policies of telecommunications and the information industry as well as business management strategy.

Mr. Wang is serving as the Managing Director of the Company. He is also the key founder of the Jinan Yinquan. Mr. Wang is an expert in the areas of software, system integration, net - work communication, and project management. Prior to foundation of the Company, Mr. Wang severed as a CEO of Shandong Meigao Electronics Project Co., Ltd. Mr. Wang also served as Vice President, Senior Engineer and other positions in other IT companies.

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

Mr. Dong has been a Director of the Company since May 2008. Prior to BPUT, a wholly owned subsidiary of the Registrant, Mr. Dong served as Project Manager of Siemens (China) Ltd. from 2001 to 2004. He also has working experience as an Engineer in Canada Perspective Technologies Co., Ltd. and China Storage and Transport Group. Mr. Dong holds a master degree in economics from Peking University where he graduated in 2005.

Mr. Qi Dawei serves as a Director and Chief Technology Officer of the Company since May 2008. From 2006 to 2007, Mr. Qi served as Human Resource Director of Beijing Meiji Branch of Nestle China. He was also a Data Analyst of System Architecture Development in Microsoft Australia. Mr. Qi graduated from La Trobe University, Australia with three bachelor degrees in Artificial Intelligence, Public Relations and General Psychology in 2005.

Board Composition and Committees

Our board of directors currently does not have standing audit, nominating or compensation committees as of the date hereof and the entire board is performing the functions normally associated with an audit, nominating and compensation committee.

Family Relationships

There is no family relationship among any of our officers or directors

Involvement in Certain Legal Proceedings

The Company is not aware of any legal proceedings in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material interest adverse to the Company.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Executive Compensation

SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other	Restricted Stock Awards	Securities Underlying Options/ SAR	LTIP Payouts	All other compensation	Total

Li Kunwu	2009	$35,000	-	-	-	-	-	-	$35,000
CEO	2008	$15,000	-	-	-	-	-	-	$15,000

Wang Qinghua	2009	$30,000	-	-	-	-	-	-	$30,000
GM of Yinquan	2008	$14,000	-	-	-	-	-	-	$14,000

Dong Shile	2009	$30,000	-	-	-	-	-	-	$30,000
GM of BPUT	2008	$14,000	-	-	-	-	-	-	$14,000

Qi Dawei	2009	$30,000	-	-	-	-	-	-	$30,000
CTO	2008	$14,000	-	-	-	-	-	-	$14,000

Employment Agreements

The Company executed a labor contract with Mr. Li Kunwu for a term of 5 years. Specifically, the contract was effective January 3, 2007 and expires on January 2, 2012.

The Company executed a labor contract with Mr. Wang Qinhua for a term of 5 years. Specifically, the contract was effective June 1, 2006 and expires on May 31, 2011.

The Company executed a labor contract with Mr. Dong Shile for a term of 5 years. Specifically, the contract was effective May 18, 2008 and expires on May 17, 2013.

The Company executed a labor contract with Mr. Qi Dawei for a term of 5 years. Specifically, the contract was effective May 18, 2008 and expires on May 17, 2013.

Directors Compensation

The table below sets forth the compensation of our directors for the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Li Kunwu	0	-	-	-	-	0
Kan Kaili	0	-	-	-	-	0
Wang Qinghua	0	-	-	-	-	0
Xu Yinyi	0	-	-	-	-	0
Jiang Yanli	0	-	-	-	-	0
Dong Shile	0	-	-	-	-	0
Qi Dawei	0	-	-	-	-	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners

The following persons are known to be the beneficial owners of more than 5% of the Company’s voting securities, as of December 31, 2009:

Title of class	Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class

Common stock	Li Kunwu	6,200,000	11.98%
Common stock	Wang Qinghua	6,200,000	11.98%
Common stock	Xu Yinyi	2,880,000	5.56%

Notes:

(1) All persons have their mailing address at the China office’ address: 11th Floor No.11 Building, Shuntai Square, No.2000 Shunhua Rd, High-tech Industrial Development Zone, Jinan, China.

Security ownership of management

The following persons are known to be the beneficial owners of the Company’s voting securities, as of December 31, 2009:

Title of class	Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class

Common stock	Li Kunwu (CEO and Director)	6,200,000	11.98%
Common stock	Wang Qinghua (CTO and Director)	6,200,000	11.98%
Common stock	Xu Yinyi (Director)	2,880,000	5.56%
Common stock	Jiang Yanli (Director)	200,000	0.39%

Notes:

(1) All persons have their mailing address at the China office’ address: 11th Floor No.11 Building, Shuntai Square, No.2000 Shunhua Rd, High-tech Industrial Development Zone, Jinan, China.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDANCE

Transactions with Related Persons

None

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2009 and 2008 were $52,000 and $63,000 respectively.

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

All Other Fees

The Company incurred no other fees during the last two fiscal years ended December 31, 2009 and 2008.

Audit and Non-Audit Service Pre-Approval Policy

We currently do not have an audit committee. However, our board of directors has approved the services described above.

ITEM 15.                      EXHIBITS

Exhibit Number	Note	Description of Document

3.1	(1)	Articles of Incorporation
3.2	(1)	Bylaws
10.1	(2)	Agreement between the Company, Apollo Corporation and Jinan Yinquan Technology Co. Ltd.
14.1	(4)	Code of Ethics
16.1	(3)	Change in Certifying Accountants
21.1	(5)	Subsidiaries of the registrant
24.1	(5)	Power of Attorney (see signature page)
31.1	(5)	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(5)	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to the registrant’s initial Registration Statement on Form SB-2 (file number 06529334) filed on January 13, 2006.
(2) Incorporated herein by reference to the registrant’s Current Report on Form 8-K (file number 061203975) filed on October 13, 2006.
(3) Incorporated herein by reference to the registrant’s Current Report on Form 8-K (file number 061203975) filed on December 12, 2006.
(4) Incorporated herein by reference to the registrant’s Current Report on Form 10-KSB (file number 07766786) filed on April 16, 2007.
(5) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA VOIP & DIGITAL TELECOM, INC.

By:/s/ Li Kunwu
Li Kunwu
Chief Executive Officer

Date: April 14, 2010

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint Li Kunwu as my attorney-in-fact to sign all amendments to this Form 10 on my behalf, and to file this Form 10 (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize my attorney-in-fact to (1) appoint a substitute attorney-in-fact for himself, and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorney-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

China VoIP & Digital Telecom, Inc

Date:                      April 14, 2010
By:  /S/ Wang Qinghua
Wang Qinghua
Director

Date:                      April 14, 2010
By:  /S/ Xu Yinyi
Xu Yinyi
Director

Date:                      April 14, 2010
By:  /S/ Jiang Yanli
Jiang Yanli
Director

Date:                      April 14, 2010
By:  /S/ Kan Kaili
Kan Kaili
Director

CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2

Consolidated Statements of Operations	F-3
for the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows	F-4
for the years ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity	F-5
for the years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements	F-6-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Voip & Digital Telecom Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of China Voip & Digital Telecom Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China VoIP & Digital Telecom Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21 to the consolidated financial statements, the Company's significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
April 14, 2010

CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
Assets
Current assets
Cash and cash equivalents	$366,763	$341,331
Accounts receivable, net	95,699	157,580
Advance to suppliers, net	5,777	116,531
Inventories, net	580,598	511,291
Due from related parties	130,942	49,795
Loans receivable	2,917,707	1,636,497
Other current assets, net	388,815	395,313
Current assets of discontinued operations	47,054	986,315
Total Current Assets	4,533,356	4,194,653

Long-term prepaid expenses, net	33,898	43,209

Property & Equipment, net	1,261,620	1,423,310

Intangible Assets, net	505,687	345,851

Long term assets of discontined operations	-	2,581,290

Total Assets	$6,334,561	$8,588,313

Liabilities & Stockholders' Equity/(Deficit)
Current Liabilities
Accounts payable	$10,951	$3,361
Short-term loans	2,852,045	977,503
Warrant Liability	2,163,195	1,164,299
Accrued expenses and other current liabilities	1,495,527	697,331
Due to related parties	20,000	20,000
Convertible debt	3,379,630	1,712,963
Current liabilities of discontinued operations	5,497	6,201
Total Current Liabilities	9,926,845	4,581,658

Stockholders' Equity/(Deficit)
Common Stock, part value $.001 per share, 75,000,000 shares authorized; 53,008,000 shares issued and outstanding as of December 31, 2009 and 2008	53,008	53,008
Additional paid-in-capital	3,408,515	3,408,515
Shares to be cancelled	(1,212,000)	(1,212,000)
Other comprehensive income	786,416	702,466
Statutory reserves	228,633	228,633
Retained Earnings/(accumulated deficit)	(6,856,856)	826,033
Total Stockholders' Equity/(Deficit)	(3,592,284)	4,006,655

Total Liabilities and Stockholders' Equity/(Deficit)	$6,334,561	$8,588,313

The accompanying notes are an integral part of these consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Net revenues	$1,284,768	$2,364,179
Cost of revenue	701,100	558,817
Gross profit	583,668	1,805,362

Operating Expenses :
Selling, general and administrative	1,862,301	3,085,655
Depreciation and amortization	103,409	179,587
Impairment of goodwill	-	402,328
Total operating expenses	1,965,711	3,667,570

Loss from operations	(1,382,043)	(1,862,208)

Other income (expenses)
Interest income	101,901	69,119
Interest expenses	(919,696)	(651,617)
Subsidy income	331,448	105,076
Beneficial conversion feature	(1,666,667)	(1,666,667)
Change in derivative liability	(998,896)	6,512,616
Other income (expense)	(43,195)	(2,696)
Total other income (expense)	(3,195,105)	4,365,831

Income (loss) from continued operations before income tax and non-controlling interest	(4,577,148)	2,503,623

Loss from Discontinued Operations	(3,105,742)	(56,388)

Income (loss) before income taxes and non-controlling interest	(7,682,890)	2,447,235

Provision for Income tax	-	(20,501)

Non controlling interest	-	11,428

Net Income (loss)	(7,682,890)	2,438,162

Other comprehensive item:
Foreign currency translation gain	83,950	461,236

Net comprehensive income (loss)	$(7,598,940)	$2,899,398

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC & DILUTED	$(0)	$0

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC & DILUTED
	53,008,000	53,008,000

Basic and diluted weighted average shares outstanding are the same as there is no anti-dilutive effect.
The accompanying notes are an integral part of these consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(7,682,890)	$2,438,162
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization of beneficial conversion feature	1,666,667	1,666,667
Change in derivative liability	998,896	(6,512,616)
Depreciation and amortization	103,409	179,587
Reserve for inventory obsolesce	-	9,310
Impairment of goodwill	-	402,328
Reserve for bad debts	(92,987)	312,022
Amortization of debt discount and fund raising fee	147,988	147,988
Non-controlling interest	-	(11,428)
Increase/(decrease) in operating assets:
Accounts receivable	153,279	(132,260)
Inventories	52,784	(226,673)
Advances to suppliers	941,152	1,087,330
Prepaid expenses and other assets	(150,046)	20,756
Increase/(decrease) in operating liabilities:
Accounts payable	7,577	(14,724)
Deferred revenue	-	32,616
Accrued expenses and other current liabilities	790,520	(132,402)
Net cash used in continued operations	(3,063,652)	(733,337)
Net cash provided by (used in) discontinued operations	2,671,082	(555,116)
Net cash used in operating activities	(392,570)	(1,288,453)

Cash flows from investing activities:
Purchase of property and equipment	(63,720)	(879,940)
Advance to acquired subsidiary	-	(98,548)
Payment for interest bearing loan	(1,276,455)	(1,611,099)
Purchase of intangible assets	(2,619)	(1,621,218)
Payment for acquisition	-	(574,524)
Due from related party	(80,912)	(46,249)
Net cash used in investing activities	(1,423,706)	(4,831,578)

Cash flows from financing activities:
Proceeds on short-term loan	1,871,104	962,333
Net cash provided by financing activities	1,871,104	962,333

Foreign currency translation effect	(29,397)	152,864

Net increase /(decrease) in cash and cash equivalents	25,432	(5,004,834)

Cash and cash equivalents, beginning balance	341,331	5,346,165

Cash and cash equivalents, ending balance	$366,763	$341,331

SUPPLEMENTARY DISCLOSURE:

Interest paid	$169,696	$-

Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional	Shares		Other		Total
	Common Stock		Paid	to be	Statutory	Comprehensive	Retained Earnings/	Stockholders'
	Shares	Amount	in Capital	Cancelled	Reserves	Gain	(Accumulated Deficit)	Equity/(Deficit)
Balance as of December 31, 2007	53,008,000	$53,008	$3,408,515	$(1,212,000)	$228,633	$241,230	$(1,612,129)	$1,107,257

Net Income	-	-	-	-	-	-	2,438,162	2,438,162

Foreign currency translation	-	-	-	-	-	461,236	-	461,236

Balance as of December 31, 2008	53,008,000	53,008	3,408,515	(1,212,000)	228,633	702,466	826,033	4,006,655

Net Income	-	-	-	-	-	-	(7,682,890)	(7,682,890)

Foreign currency translation	-	-	-	-	-	83,950	-	83,950

Balance as of December 31, 2009	53,008,000	$53,008	$3,408,515	$(1,212,000)	$228,633	$786,416	$(6,856,857)	$(3,592,284)

The accompanying notes are an integral part of these consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
NOTE 1GENERAL

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

On May 7, 2008 (the “Closing Date”), Jinan Yinquan completed the acquisition of Beijing Power Unique Technologies Co., Ltd. (“BPUT”), a company incorporated under the laws of the People’s Republic of China, in accordance with the Investment Agreement.  On the Closing Date, pursuant to the terms of the Investment Agreement, Jinan Yinquan invested RMB 4,000,000 to BPUT; and BPUT transferred 80% of the shares and ownership interests of BPUT to Jinan Yinquan.  On the Closing Date, Jinan Yinquan became the controlling shareholder of BPUT. BPUT is a company incorporated under the laws of the People’s Republic of China.  It is a privately held software company in Beijing specializing in enterprise application software research and development.  It creates reliable, secure as well as efficient information technology platforms for enterprise clients.  It is committed to providing the highest quality solutions to enterprises in both information security and virtual technology.

On July 5, 2008, Jinan Yinquan acquired another 20% ownership of BPUT by paying another RMB 4,000,000 to BPUT. BPUT therefore became 100% owned subsidiary of Jinan Yinquan on the same date. See Note 4 for additional information.

The Company’s principal activities are developing and sales of computer software and hardware, digital video pictures system; developing and sales of computer network and network audio devices, parts, low value consumables and etc (exclusive of the business not obtained the license).  Before July 2009, the Company was focused on the Voice Over Internet Phone (“VOIP”) technology related business. In July 2009, the VOIP business was discontinued by China government.

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
Principle of Consolidation
The accompanying consolidated financial statements include the accounts of China VOIP & Digital Telecom Inc. (the “Company”) and its 100% wholly-owned subsidiary Jinan YinQuan Technology Co. Ltd. (“Jinan YinQuan”). It also includes Beijing Power Unique Technologies Co., Ltd. (“BPUT”), a 100% owned subsidiary of Jinan YinQuan as of December 31, 2009 and 2008. All significant inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation
The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130 (ASC 220), “Reporting Comprehensive Income” as a component of shareholders’ equity

For the years ended December 31, 2009 and 2008, the foreign currency translation gain was $83,950 and $461,236 respectively. The accumulated comprehensive foreign currency translation gain amounted to $786,416 and $702,466 as of December 31, 2009 and 2008 respectively.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

The Company may purchase foreign exchange for settlement of "current account transactions", including payment of dividends to the Company shareholders, without the approval of the State Administration for Foreign Exchange.  The Company may also retain foreign exchange in the Company's current account, subject to a ceiling approved by the State Administration for Foreign Exchange, to satisfy foreign exchange liabilities or to pay dividends. However, the Chinese government may change its laws or regulations and limit or eliminate the Company's ability to purchase and retain foreign currencies in the future.

Since a significant amount of the Company's future revenues will be denominated in Renminbi, the existing and future restrictions on currency exchange may limit the Company's ability to utilize revenues generated in Renminbi to fund any business activities outside China or fund expenditures denominated in foreign currencies.

Allowance for Doubtful Accounts
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2009 and 2008, the allowances for doubtful accounts were $90,256 and $172,340, respectively.

Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.  As of December 31, 2009 and 2008, the reserves for obsolescence of inventory were $147,121 and $106,437, respectively.

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

Furniture and Fixtures                                                5-10 years
Equipment                                                        5-10 years
Vehicles                                                   10 years
Computer Hardware and Software                                5 years
Building                                                   20 years

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) (ASC 360), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144 (ASC 360). SFAS 144 (ASC 360) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Goodwill and impairment of intangible assets

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Fair market value of the identifiable assets and liabilities, both tangible and intangible, is primarily ascertained with the replacement cost method. At time of acquisition, based on market research and discussion with management, a benchmark is established with reference to comparable replacement cost in the open market. Occasionally, net book value is used as a fair market value equivalent if the assets and liabilities of the newly acquired subsidiaries were either current in nature or newly established.

Under Statement of Financial Accounting Standards (“SFAS”) No. 142 (ASC 350), “Goodwill and Other Intangible Assets (“SFAS 142”) (ASC 350),” goodwill is no longer amortized, but tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment annually in accordance with SFAS 142 (ASC 350).

The Company assess finite-lived intangible assets and other long-lived assets, excluding goodwill, for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If it is determined that the carrying value of intangible assets or other long-lived assets may not be recoverable, the impairment is measured by using the projected discounted cash-flow method.

The Company tests goodwill for impairment annually as of December 31, or more frequently if events or circumstances indicate carrying values may not be recoverable. The Company evaluates goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for its reporting units with goodwill balances.

The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) for each of the Company’s reporting units. The step 1 calculation, used to identify potential impairment, compares the estimated fair value for each of the Company’s reporting units to their respective net carrying values (book values), including goodwill, on the measurement date. If the fair value of any reporting unit is less than its carrying value, step 2 of the impairment test is required to measure the amount of the impairment loss (if any).

The step 2 calculation of the impairment test compares the implied fair value of the goodwill to the carrying value of goodwill for each reporting unit. The implied fair value of goodwill represents the excess of the estimated fair value of each reporting unit above the fair value of the reporting unit’s identified assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill for the reporting unit, an impairment loss is recognized in an amount equal to the excess (not to exceed the carrying value of goodwill) for that reporting unit. The determination of the fair value of the reporting unit and the fair value of its assets and liabilities is performed as of the measurement date using observable market data before and after the measurement date (if that subsequent information is relevant to the fair value on the measurement date).

In the year ended December 31, 2008, the Company recorded goodwill impairment of $402,328 in its BPUT unit. In 2008, the Company assessed the value and evaluated the financial performance of its reporting units. The Company measured the fair value of the reporting units by discounting their estimated future cash flows using an appropriate discount rate. As a result of this analysis, the Company recorded goodwill impairment which reduced the carrying amount of the goodwill in BPUT unit to zero..

Amount

Balance as of December 31, 2007	$-
Goodwill acquired during the year	402,328
Goodwill impaired during the year	(402,328)
Balance as of December 31, 2008	-
Goodwill acquired during the year	-
Goodwill impaired during the year	-
Balance as of December 31, 2009	$-

Revenue Recognition
The Company's revenue recognition policies are in compliance with Staff accounting bulletin (“SAB”) 104 (ASC 605). Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

The Company recognizes revenue from telecommunications as services are provided. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement No. 123R (ASC 718), Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.

Advertising
Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses most of advertising costs as incurred, but amortize the new product image’s designing costs.

Basic And Diluted Earnings Per Share (EPS)
Earnings  per share is calculated in accordance with the Statement of financial accounting standards No. 128 (ASC 260). Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company net income when those events occur. The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction.

Statement of Cash Flows
In accordance with SFAS No. 95 (ASC 230), “Statement of Cash Flows,” cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting
Statement of Financial Accounting Standards No. 131 ("SFAS 131") (ASC 250), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. As per SFAS 131 (ASC 250), the company operates in two segments based on nature of products and services: Telecommunications, Sale of equipments and Technical services. The telecommunication operation was discontinued in 2009 and its related gain or loss was separated in gain or loss from discontinued operations in the statement of operations.

Recently Issued Accounting Standards
In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue recognition for multiple element deliverables which eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. Under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments retrospectively for all prior periods. The Company is currently evaluating this guidance and has not yet determined the impact, if any, that it will have on the consolidated financial statements.

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP")” - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary.  These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach.  These amended standards became effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

Reclassifications
Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

NOTE 3   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

NOTE 4 ACQUISITIONS

For the year ended December 31, 2008, the Company, via its Chinese subsidiary, Jinan YinQuan, acquired Power Unique (Beijing) Technology Co., Ltd. (“Power Unique”), located and operate in Beijing, China. Power Unique is the producer of security IT products in mainland China. On March 27, 2008, the Company paid $582,089 (RMB 4,000,000) to Power Unique and, increased the share capital of Power Unique to RMB 5,000,000. After the share capital increased, Jinan YinQuan became 80% shareholders of Power Unique. The transaction was consummated in May 2008.

On June 24, 2008, the Company paid another $583,507 (RMB 4,000,000) to acquire the remaining 20% ownership of Power Unique from the original shareholders and became 100% shareholder of Power Unique Thereafter.  As of July 5, 2008, the acquisition was consummated. In July 2008, Jinan YinQuan increased the share capital of Power Unique with extra RMB 6 million to RMB 11 million.

A summary of Power Unique’s assets acquired, liabilities assumed and consideration paid for them as of May 2008 is as follows:

Amount

Cash	$482,244
Receivable and prepaid expense	206,965
Inventory	130,395
Fixed assets, net	184,754
Intangible assets, net	421,694
Total Assets	1,426,052

Current Liabilities	464,214

Net assets acquired	$961,838

80% of net assets acquired	769,470

Consideration paid by cash	582,089

(Negative) Goodwill	$(187,381)

The acquisition of 80% of net assets of Power Unique by the Company resulted in negative goodwill of $187,381, which was allocated against the intangible assets and the property & equipment of the Company.

The Compamy acquired the remaining 20% of the equity Power Unique on July 5, 2008. Following is the fair value of the assets and liabilities is as follows:

Amount

Fair market value of 20% of asset acquired	$246,310

Fair market value of 20% of liabilities assumed	(65,131)

Net asset	181,179

Consideration paid	583,507

Goodwill	$402,328

The following un-audited pro forma consolidated financial information for the year ended December 31, 2008, as presented below, reflects the results of operations of the Company assuming the acquisition of Power Unique occurred on January 1, 2008. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2008, and may not be indicative of future operating results.

2008

Net Revenues	$8,524,413

Cost of revenues and operating expenses	(10,029,771)

Operating Loss	(1,505,358)

Other income, net	2,167,786

Net Income	$662,428

Earnings per share - basic & diluted	$0.01

NOTE 5   ADVANCES TO SUPPLIERS

The Company made prepayments to suppliers to purchase inventory, equipment or services. The Company advanced to suppliers amounting of $5,777 and $116,531 as of December 31, 2009 and 2008 respectively.

NOTE 6   DUE FROM RELATED PARTY

Due from related party of $130,942 and $49,795 as of December 31, 2009 and 2008 represents temporally advance to two Directors of the Company for business development purpose.

NOTE 7   LOANS RECEIVABLE

As of December 31, 2009 and 2008, the loans receivable comprise of the following:

Debtors	2009	2008

Loan to unrelated party A, interest at 25.2% annually, due on Sept. 17,2009, secured by personal properties owned by the shareholder	$-	$539,815
Loan to unrelated party A, interest free, due on demand, unsecured	870,599	950,786
Loan to unrelated party B, interest at 7.965% annually, due on Feb. 3, 2009 and April 1, 2010 respectively	73,129	145,896
Loan to unrelated party B, interest free, due on demand, unsecured	292,517	-
Loan to unrelated party C, interest free, due on demand, unsecured	1,681,462	-
Total	$2,917,707	$1,636,497

The loan in the amount of $539,815 was paid back on September 17,2009. The loans to unrelated party B in the amount of $145,896 and $73,129 was paid back on February 4, 2009 and April 1, 2010 respectively.

NOTE 8   OTHER CURRENT ASSETS

As of December 31, 2009 and 2008, the other current assets comprise of the following:

	2009	2008

Security deposit	$84,265	$69,431
Advance to attorney	50,000	50,000
Advances to Staff and other	158,038	35,243
Prepayment	199,144	274,995
Total	491,447	429,669

Less: Provision	(102,632)	(34,356)

Total current assets, net	$388,815	$395,313

NOTE 9 LONG TERM PREPAID EXPENSES

The balances of long term prepaid expenses as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Image design	46,978	46,978

Less: Amortization	(13,080)	(3,768)

Long term prepaid expenses, net	$33,898	$43,209

During the year ended December 31, 2008, Power Unique, one of the subsidiaries of the Company, incurred $46,978 image designing fees for its new product.  Such designing cost will be amortized over 5 years.

The amortization expense for the next four years after December 31, 2009 are as follows:.

Amortization for the next four years is as follows :
December 31, 2010	$9,419
December 31, 2011	9,419
December 31, 2012	9,419
December 31, 2013	5,642

Total	$33,898

The amortization expense for the years ended December 31, 2009 and 2008 was $9,312 and $9,286 respectively.

NOTE 10   PROPERTY AND EQUIPMENT, NET

The balances of the Company property and equipment as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Electronic Equipment	$205,022	$205,429
Vehicles	363,402	362,956
Furniture and fixture	175,632	142,965
Office Building	860,939	778,218
	1,604,995	1,489,568

Less: Accumulated depreciation	(343,375)	(66,258)

Property and Equipment, net	$1,261,620	$1,423,310

The depreciation expense for the years ended December 31, 2009 and 2008 was $55,809 and $49,148 respectively.

NOTE 11   INTANGIBLE ASSET

Intangible asset mainly comprised of a set of software in Jinan YinQuan acquired from third parties and a set of software from Power Unique. Those sets of software acquired from third parties are used for the core technology of the Company’s software business.  They are amortized over a life of 5 years. Intangible assets comprised of following at December 31, 2009 and 2008:

	2009	2008

Softwares, cost	$761,839	$408,599

Less: Accumulated Amortization	(256,152)	(62,748)
		-
Intangible asset, net	$505,687	$345,851

The amortization expense for the next four years after December 31, 2009 are as follows:.

Amortization for the next four years is as follows :

December 31, 2010	$152,368
December 31, 2011	152,368
December 31, 2012	152,368
December 31, 2013	48,584

Total	$505,687

The amortization expense for the years ended December 31, 2009 and 2008 was $38,288 and $121,153 respectively.

NOTE 12   SHORT TERM LOANS

The Company has an approved line of credit up to the amount of $1,462,587 from Jinan Runfeng Rural Cooperation Bank. The line of credit expires on July 29, 2010. The line is un-secured with a flexible interest rate which equals to 1.5 times of the benchmark interest rate of People’s bank of China. The Company used $1,462,587 of the credit as of December 31, 2009.

The Company has an approved line of credit up to the amount of $731,294 from Jinan Commercial Bank. The line of credit expires on April 1, 2010. The line is secured by Shandong Wuerde Security Company with a flexible interest rate which equals to 1.3 times of the benchmark interest rate of People’s bank of China. The Company used the full line of credit as of December 31, 2009.

The Company has an approved line of credit up to the amount of $658,164 from China CITIC Bank. The line of credit expires on May 26, 2010. The line is secured by Shandong Kexin Security Company with a flexible interest rate which equals to 1.0 times of the benchmark interest rate of People’s bank of China. The Company used the full line of credit as of December 31, 2009.

As of December 31, 2009 and 2008, the Company has short-term loans balanced at $2,852,045 and $977,503 under the line of credit respectively.

For the years ended December 31, 2009 and 2008, the Company had interest expense of $919,696 and $651,617 respectively.

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

The Company shall initially reserve out of its authorized and unissued Common Stock a number of shares of Common Stock for each of the Notes equal to 130% of the Conversion Rate with (i) issuable upon conversion of the Notes, (ii) upon exercise of the Warrants, without taking into account any limitations on the Conversion of the Notes or exercise of the Warrants set forth in the Notes and Warrants, respectively) and (iii) as Interest Shares pursuant to the terms of the Notes. As of December 31, 2009, the Company did not have enough authorized and unissued common stock to reserve 130% shares. This amount is due subject to default.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the Company does not have sufficient unissued authorized share capital. The Company is required to increase the authorized share capital which is not within the control of the Company. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability was calculated to be nil on December 31, 2009 and 2008. In addition, since the Company does not have enough number of unissued authorized shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction have been reported as liability at December 31, 2009 in the accompanying balance sheet with a fair value of $2,163,195.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions:

	Series A	Series B	Series C
Risk-free interest rate	2.7%	0%	2%
Expected life of the warrants	5.5 years	1 years	5 years
Expected volatility	298.92%	298.92%	298.92%
Expected dividend yield	0%	0%	0%

The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $331,438 and $11,244,857, respectively.  The first $5,000,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the debentures and the excess of $6,576,294 has been shown as financing costs in the statement of operations as of December 31, 2007.  As of December 31, 2009, we revaluated the warrants liability at value of $2,163,195.  Thus, the difference of the warrants liability has been shown as change in warrant liability in the statement of operations as of December 31, 2009.

Warrants outstanding at December 31, 2009 and related weighted average price and intrinsic value are as follows:

	Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Series A	0.5627	8,885,730	2.28	0.05	8,885,730	0.05	-
Series B	0.5627	6,220,011	0.29	0.02	6,220,011	0.02	-
Series C	0.5627	6,353,297	1.48	0.03	6,353,297	0.03	-

Total		21,459,038	4.05	0.10	21,459,038	0.10	_

NOTE 14  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Accrued staff payroll and welfare	$ 21,415	$ 3,156
Tax payables	169,596	119,329
Interest payable	750,000	109,375
Accrued expenses	20,297	51,530
Deposits	370,549	367,913
Others	163,669	46,028
Total	$ 1,495,527	$ 697,331

NOTE 15   DUE TO RELATED PARTY

Due to related party of $20,000 as of December 31, 2009 and 2008 represents $10,000 payable to former beneficial owner of Crawford Lake Mining Inc. and $10,000 payable to the CEO of the Company. The payables are unsecured, non interest bearing and payable on demand.

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

3.Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; (The reserve is no more  required for the foreign invested enterprises since 2006); and

4. Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.
According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is not required to reserve the “Statutory common welfare fund”. Accordingly, the Company did not reserve the common welfare fund in 2009 and 2008.

In accordance with the Chinese Company Law, the company has to allocate 10% of its net income after tax to surplus. As Jinan Yinquan and Power Unique had net loss for the year ended December 31, 2009, the Company did not allocate any reserve funds.

Balances of Statutory reserves as of December 31, 2009 and 2008 are as follows:
Net loss of operation in PRC for year 2009	$(4,026,899)
Reserve rate of statutory fund	10%
Amount reserved in 2009	$-

Balance of statutory reserve at December 31, 2007	$228,633
Change during 2008	-
Balance of statutory reserve at December 31, 2008	228,633
Change during 2009	-
Balance of statutory reserve at December 31, 2009	$228,633

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

As of August 21, 2007, Downshire Capital Inc. was not able to complete the financing before closing deadline according to the termsheet signed with the Registrant on July 17, 2007. After further negotiation, both parties could not reach further agreement to extend the termsheet and the termsheet was terminated accordingly.  The stock transfer agent of the Company has put restriction on the stock to trade. The Company requested its stock transfer agent to cancel the shares. However, Downshire Capital Inc. did not return the certificates to stock transfer agent as of December 31, 2009. The shares have been classified as “Shares to be cancelled” in the accompanying financial statements.

NOTE 18  INCOME TAXES

The Company is registered in the State of Navada and has operations in primarily two tax jurisdictions - the PRC and the United States. For the operation in the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2009 and 2008. Accordingly, the Company has no net deferred tax assets.

The operation in PRC is approved as hi-tech software company and enjoys 15% income tax rate, Jinan YinQuan is completely exempt of income tax for the first 2 years up to December 2007 and is 50% exempt of income tax for the next 3 years pursuant to State Tax notice No. 2003(82) because being a foreign invested company..

For the years ended December 31, 2009 and 2008, the Company incurred $0 and $20,501 income tax expense respectively.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2009	2008
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Valuation allowance	(40%)	(40%)
Foreign income tax - PRC	15%	15%
Exempt from income tax	(15%)	(9%)
Tax expense at actual rate	0%	6%

United States of America

As of December 31, 2009 and 2008, the Company in the United States had $0 in net operating loss carry forwards available to offset future taxable income.

NOTE 19 DISCONTINUED OPERATIONS

Due to China government restriction, the Company discontinued VOIP business in 2009, resulting in total loss of $ 3,105,742 on discontinued operations.

Assets of discontinued operations comprised of the following:

	2009	2008

Accounts receivable, net	$939	$-
Other receivable, net	-	47,821
Advance to suppliers, net	4,832	817,888
Inventory, net	41,283	120,606
Current assets of discontinued operations	47,054	986,315

Long term assets of discontinued operations	-	2,581,290

Total Assets	$47,054	$3,567,605

Liabilities of discontinued operations comprised of the following:

	2009	2008

Other payable	$5,497	$6,201

Total Liabilities	$5,497	$6,201

The following table summarized the statement of operations for the discontinued operation:

	2009	2008

Sales	$3,106,587	$6,160,234
Cost of sales	(3,049,935)	(5,705,919)
Gross Profit	56,652	454,315
Operating expense	(3,257,973)	(592,266)
Other income	95,579	81,563
Income tax expense	-	-
Net loss from discontinued operations	$(3,105,742)	$(56,388)

NOTE 20  OPERATING LEASE

The Power Unique leases its office space in Beijing China under an operating lease starting from January 25, 2008 and expiring January 24, 2011.  Jinan YinQuan leased its office space under an operating lease expiring May 2008. Starting from June 2008, Jinan YinQuan’s new building was ready and Jinan YinQuan doesn’t need to incur rent expense any more.

Rent expense under these operating leases was approximately $61,429 and $60,512 during the years ended December 31, 2009 and 2008 respectively.

The rent expenses for the next two years after December 31, 2009 are as follows:

December 31, 2010	$61,429
December 31, 2011	$3,963

Note 21 GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has accumulated deficit (retained earnings) of $(6,856,856) and $826,033 as of December 31, 2009 and 2008,  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities; 3) seek governmental funds support.

NOTE 22 SUBSEQUENT EVENTS

1) On January 5, 2010, the Company entered into a Securities Redemption and Pay-off Agreement (the “Settlement Agreement”) with Castlerigg Master Investments, Ltd. (the “Investor”).  The Settlement Agreement sets forth certain terms with respect to the satisfaction by the Company of obligations owed to the Investor under various agreements entered into between the Company and the Investor (the “Financing Agreements”).

The Financing Agreements consist of (i) a Securities Purchase Agreement, dated December 21, 2007, as amended, (ii) an Amended and Restated Senior Secured Convertible Note, dated as of December 8, 2008 (the “2008 Note”), (iii) a Series A Warrant, dated as of December 8, 2008 (the “2008 Series A Warrant”), exercisable into 23,062,731 shares of the Company’s Common Stock (“Common Stock”), (iv) a Series B Warrant, dated December 8, 2008 (the “2008 Series B Warrant”), exercisable into 16,143,911 shares of Common Stock, (v) a Series C Warrant, dated December 8, 2008 (the “2008 Series C Warrant”), exercisable into 16,489,852 shares of Common Stock, (vi) a Series D Warrant dated as of December 8, 2008 (the “2008 Series D Warrant,” and together with the 2008 Series A Warrant, 2008 Series B Warrant and 2008 Series C Warrant, the “2008 Warrants”), exercisable into 7,500,000 shares of Common Stock.

Pursuant to the Settlement Agreement, the Investor has agreed to accept $3,000,000 from the Company in exchange for the redemption of the 2008 Note and the 2008 Warrants, but only upon the terms and conditions expressly set forth in the Settlement Agreement, including the Company’s completion of certain conditions precedent set forth in Section 3 of the Settlement Agreement (the “Conditions”).  Upon the satisfaction of the Conditions and the closing of the Settlement Agreement, (i) the Company shall pay to the Investor $3,000,000, (ii) the Investor and the Company will release each other from all claims related to the Financing Agreements as of the date of the Settlement Agreement, (iii) the Investor will transfer and convey to the Company the 2008 Note and 2008 Warrants, and (iv) the Company shall redeem from the Investor the 2008 Note and the 2008 Warrants.

Prior to the closing of the Settlement Agreement, the Investor  converted a portion of the 2008 Note for 1,000,000 shares of the Company’s Common Stock pursuant to the terms of the 2008 Note.  The issuance of these shares is one of the Conditions required to be completed prior to closing.

In the event that the closing of the Settlement Agreement does not occur on or before sixty days from the date of the Settlement Agreement, the Investor has the option to terminate the Settlement Agreement.

2) On December 31, 2009, the Board of China VoIP & Digital Telecom Inc. approved the resolution that decided to acquire 100% shareholder interest of Shandong Honest Management Consulting Co., Ltd., (the “Honest”), a company incorporated and operated under the laws of the People’s Republic of China, at the price of RMB35,464,934.21 (Approx. $5,187,055). After the acquisition, Honest will become the wholly-owned subsidiary of China VoIP & Digital Telecom Inc. As of the date the report, the transaction has not been consummated.

On December 31, 2009, the Board of China VoIP & Digital Telecom Inc. approved the resolution that decided to transfer 100% shareholder interest of Jinan Yinquan held by it to the Honest at the price of RMB34,464,934.21 (Approx. $5,040,797). After the transfer, Jinan Yinquan will become the wholly subsidiary of the Honest,. The Honest will retain the management of Yinquan and continue to develop its business operations. As of the date the report, the transaction has not been consummated.

Exhibit 21.1

SUBSIDIARIES

Name of Subsidiary	Jurisdiction of Incorporation or Organization	Percentage of Ownership
Shandong Honest Management Consultation Co., Ltd.	PRC	100%
Jinan Yinquan Technology Co. Ltd.	PRC	100%
Beijing PowerUnique Technologies Co., Ltd.	PRC	100%

Exhibit 31.1
Certification of Principal Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, Li Kunwu, certify that:

1. I have reviewed this annual report on Form 10-K of China VoIP & Digital Telecom, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 14, 2010

/s/ Li Kunwu
Li Kunwu, Principal Executive and Financial and Accounting Officer

 Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of China VoIP & Digital Telecom, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Li Kunwu, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 14, 2010

/s/ Li Kunwu
Li Kunwu, Principal Executive and Financial and Accounting Officer