Form 10-Q
period 2010-03-31
China VoIP & Digital Telecom Inc.
filed 2010-05-24
CIK 1337615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______to______.

CHINA VOIP & DIGITAL TELECOM INC.
 (Exact name of registrant as specified in the Charter)

Nevada	333-131017	98-0509797
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)
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

Large accelerated filer |_|Accelerated filer |_|
Non-accelerated filer |_|Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__] No  [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 24, 2010 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	54,061,489

CHINA VOIP & DIGITAL TELECOM INC.

FORM 10-Q

For the quarter ended March 31, 2010

PART 1 - FINANCIAL INFORMATION
Item 1.                      Financial Statements
CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

TABLE OF CONTENTS

Unaudited Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	1
Unaudited Consolidated Statements of Operations
for the three month periods ended March 31, 2010 and 2009	2
Unaudited Consolidated Statements of Cash Flows
for the three month periods ended March 31, 2010 and 2009	3
Notes to Unaudited Consolidated Financial Statements	4-9

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(UNAUDITED)

	MARCH 31, 2010	DECEMBER 31, 2009
Assets
Current assets
Cash and cash equivalents	$923,973	$366,763
Accounts receivable, net	840,635	95,699
Inventories, net	776,302	580,598
Due from related parties	139,428	130,942
Loans receivable	3,196,537	2,917,707
Other current assets, net	316,941	394,592
Current assets of discontinued operations	-	47,054
Total Current Assets	6,193,816	4,533,356

Long-term prepaid expenses, net	31,548	33,898

Property & Equipment, net	1,232,076	1,261,620

Intangible Assets, net	468,649	505,687

Total Assets	$7,926,089	$6,334,561

Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable	$490,224	$10,951
Short-term loans	4,169,044	2,852,045
Warrant Liability	-	2,163,195
Other payable	3,692,922	503,053
Accrued expenses and other current liabilities	1,161,970	992,474
Due to related parties	20,000	20,000
Convertible debt	-	3,379,630
Current liabilities of discontinued operations	-	5,497
Total Current Liabilities	9,534,160	9,926,845

Stockholders' Deficit
Common Stock, part value $.001 per share, 75,000,000 shares authorized; 54,061,489 and 53,008,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009	54,061	53,008
Additional paid-in-capital	3,514,673	3,408,515
Shares to be cancelled	(1,212,000)	(1,212,000)
Other comprehensive income	697,308	786,416
Statutory reserves	228,633	228,633
Accumulated deficit	(4,890,746)	(6,856,856)
Total Stockholders' Deficit	(1,608,071)	(3,592,284)

Total Liabilities and Stockholders' Deficit	$7,926,089	$6,334,561

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	MARCH 31,
	2010	2009

Net revenues	$1,160,339	$209,665
Cost of revenue	949,565	72,660
Gross profit	210,774	137,005

Operating Expenses :
Selling, general and administrative	618,921	98,184
Depreciation and amortization	75,897	13,063
Total operating expenses	694,818	111,247

Loss/(Income) from operations	(484,044)	25,758

Other income (expenses)
Interest income (expense), net	(52,275)	(208,307)
Amortization of convertible debt	-	(416,667)
BCF expense	(1,620,370)	(5,408,235)
Gain on settlement of debt	1,910,000	-
Cancelation of warrants	2,163,195
Other income (expense)	49,606	27,242
Total other income/(expense)	2,450,157	(6,005,967)

Income/(Loss) from continued operations before income tax	1,966,113	(5,980,209)

Income/(Loss) from Discontinued Operations		(365,052)

Income/(Loss) before income taxes	1,966,113	(6,345,261)

Provision for Income tax	-	-

Net Income/(Loss)	1,966,113	(6,345,261)

Other comprehensive item:
Foreign currency translation gain/(loss)	(89,108)	47,690

Net comprehensive Income/(Loss)	$1,877,005	$(6,297,571)

NET GAIN/(LOSS) PER COMMON SHARE - BASIC & DILUTED	$0.04	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC & DILUTED
	53,850,000	53,008,000

Basic and diluted weighted average shares outstanding are the same as there is no anti-dilutive effect.

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	MARCH 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,966,113	$(6,345,261)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization of beneficial conversion feature	-	416,667
BCF expense	1,620,370	5,408,235
Depreciation and amortization	75,897	13,063
Depreciation and amortization – discontinued operations	-	194,671
Gain on settlement of debt	(1,910,000)	-
Cancellation of warrants	(2,163,195)	-
Reserve for bad debts	(13,038)	-
Amortization of debt raising fee	142,254	35,497
Increase/(decrease) in operating assets:
Accounts receivable	(754,907)	(14,251)
Inventories	(154,328)	(162,888)
Advances to suppliers	-	(466,295)
Prepaid expenses and other assets	106,477	289,716
Current assets of discontinued operations	47,054	(283,095)
Increase/(decrease) in operating liabilities:
Accounts payable	479,276	87,815
Other payable	189,791	(20,750)
Accrued expenses and other current liabilities	201,516	193,535
Current liabilities of discontinued operations	(5,497)	15,168
Total adjustments	(2,138,330)	5,707,087
Net cash provided by (used in) operations	(172,218)	(638,174)

Cash flows from investing activities:
Purchase of property and equipment	(6,675)	(26,872)
Payment for interest bearing loan	(278,363)	(3,660)
Purchase of intangible assets	-	(66)
Due from related party	(8,465)	-
Net cash provided by (used in) investing activities	(293,503)	(30,598)

Cash flows from financing activities:
Proceeds on short-term loan	1,316,554	438,174
Net cash used in financing activities	1,316,554	438,174

Foreign currency translation effect	(293,623)	1,801

Net increase /(decrease) in cash and cash equivalents	557,210	(228,797)

Cash and cash equivalents, beginning balance	366,763	341,331

Cash and cash equivalents, ending balance	$923,973	$112,534

SUPPLEMENTARY DISCLOSURE:

Interest paid	$52,357	$-

Income tax paid	$-	$-

Schedule of Non-cash Transactions: During the three months ended March 31, 2010, $3,000,000 was transfered to accounts payable.  $89,000 was transferred to additional paid-in capital and $1,000 was transferred to common stock from convertible debt in relation to the settlement of convertible debt.

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

The Company’s principal activities are developing and sales of computer software and hardware, digital video pictures system; and developing and sales of computer network and network audio devices.  Before July 2009, the Company was focused on the Voice Over Internet Phone (“VOIP”) technology related business. In July 2009, the VOIP business was discontinued by China government and the company transitioned to focus on providing virtualization solutions and services.

The virtualization business is primarily conducted through BPUT outside of the Shandong area, while Yinquan is primarily focusing on the Shangdong area. Currently, both Yinquan and BPUT are the leaders in the applied virtual technology field in China.  In May, 2008, BPUT became an official Technology Alliance Partner (TAP) of VMware. VMware is the global leader in virtualization solutions from the desktop to the data center. Customers of all sizes rely on VMware to reduce capital and operating expenses, ensure business continuity, strengthen security and go green. VMware has more than 100,000 customers worldwide and all Fortune 100 enterprises are using the mature virtual technology of VMware. The alliance partnership allows BPUT to leverage VMware's advanced virtual technology in the information security products marketplace in order to broaden its product offerings and strengthen its competitive advantage.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of China VOIP & Digital Telecom Inc. (the “Company”) and its 100% wholly-owned subsidiary Jinan YinQuan Technology Co. Ltd. (“Jinan YinQuan”). It also includes Beijing Power Unique Technologies Co., Ltd. (“BPUT”), a 100% owned subsidiary of Jinan YinQuan. All significant inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation
The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130 (ASC 220), “Reporting Comprehensive Income” as a component of shareholders’ equity for the three months periods ended March 31, 2010 and 2009, the foreign currency translation gain or loss was $(89,108) and $47,690 respectively.

Allowance for Doubtful Accounts
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2010 and December 31, 2009, the allowance for doubtful accounts for accounts receivable was $101,188 and $90,256, respectively.

Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and an allowance is made for writing down the inventories to their market value, if lower.  As of March 31, 2010 and December 31, 2009, the reserve for obsolescence of inventory was $147,145 and $147,121, respectively.

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

Building                                                   20 years
Furniture and Fixtures                        5-10 years
Equipment                                            5-10 years
Vehicles                                  10 years
Computer Hardware and Software        5 years

Impairment of Long-Lived Assets
The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (ASC 360). SFAS 144 (ASC 360) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Revenue Recognition
The Company's revenue recognition policies are in compliance with Staff accounting bulletin (“SAB”) 104 (ASC 605), Revenue Recognition and ASC 985-605, Software Revenue Recognition. Generally, revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

The Company recognizes revenue from the sale of hardware and software when a non-cancelable, non-contingent agreement has been signed, the hardware and software products have been delivered, no uncertainties exists surrounding product acceptance, fees from the agreement are fixed and determinable and collection is probable.  Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the standards.  If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer.  Once the amount of the revenue for each element is determined, the Company recognizes revenues as each element is completed and accepted by the customer.  For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with the standards.

Revenue from maintenance agreements is deferred and recognized ratably over the term of the maintenance agreement, which typically ranges from one to three years.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with Statement No. 123R, Share-Based Payment (SFAS 123R) (ASC 718), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.

Advertising
Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses most of advertising costs as incurred, but amortize the new product image’s designing costs.

Basic And Diluted Earnings Per Share (EPS)
Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128) (ASC 260), “Earnings per share”. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings per share were $0.04 and $(0.12) for the three month periods ended March 31, 2010 and 2009, respectively.

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

Recently Issued Accounting Standards
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, under ASC No. 605.  The new guidance provides a more flexible alternative to identify and allocate consideration among multiple elements in a bundled arrangement when vendor-specific objective evidence or third-party evidence of selling price is not available.  ASU No. 2009-13 requires the use of the relative selling price method and eliminates the residual method to allocation arrangement consideration.  Additional expanded qualitative and quantitative disclosures are also required. The guidance is effective prospectively for revenue arrangements entered into or materially modified in years beginning on or after June 15, 2010. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this ASU did not have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 Subsequent Events (Topic 855) –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. All of the amendments in this update are effective upon issuance, except for the use of the issued date for conduit debt obligors.  That amendment is effective for interim and annual reporting periods ending after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

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

NOTE 4   DUE FROM RELATED PARTY

Due from related party amounted to $139,428 and $130,942 as of March 31, 2010 and December 31, 2009, respectively. It represents temporally advance to two Directors of the Company for business development purpose.  The receivables are unsecured and non interest bearing.

NOTE 5   LOANS RECEIVABLE

Loans receivable are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs.  The allowances were $0 at March 31, 2010 and December 31, 2009, respectively.  All of the loans receivable are due on demand and the company has not incurred any losses due to uncollectible receivable.

As of March 31, 2010 and December 31, 2009, the loans receivable comprise of the following:

	March 31, 2010	December 31, 2009

Loan to unrelated party A, interest free, due on demand, unsecured	$870,739	$870,599
Loan to unrelated party B, interest at 7.965% annually, $73,129 and $38,586 due on April 1, 2010 and February 2, 2011, respectively, unsecured	110,715	73,129
Loan to unrelated party B, interest free, due on demand, unsecured	292,564	292,517
Loan to unrelated party C, interest free, due on demand, unsecured	1,922,519	1,681,462
Total	$3,196,537	$2,917,707

The loans to unrelated party B in the amount of $73,129 were paid back on April 1, 2010.

NOTE 6   OTHER CURRENT ASSETS

As of March 31, 2010 and December 31, 2009, the other current assets comprise of the following:

	March 31, 2010	December 31, 2009

Security deposit	$125,881	$84,265
Advance to attorney	50,000	50,000
Advances to Staff and other	167,491	158,038
Advance to suppliers	6,652	5,777
Prepayment	45,602	199,144
Total	395,626	497,224

Less: Provision	(78,685)	(102,632)

Total other current assets, net	$316,941	$394,592

NOTE 7 LONG TERM PREPAID EXPENSES

The balances of long term prepaid expenses as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009

Image design	$46,978	$46,978

Less: Amortization	(15,430)	(13,080)

Long term prepaid expenses, net	$31,548	$33,898

During the year ended December 31, 2008, Power Unique (BPUT), one of the subsidiaries of the Company, incurred $46,978 image designing fees for its new product.  Such designing cost will be amortized over 5 years.

The amortization expense for the next four years after March 31, 2010 is as follows:

Amortization for the next four years is as follows :
2010	$7,047
2011	9,396
2012	9,396
2013	5,710

Total	$31,548

The amortization expense for the three months periods ended March 31, 2010 was $2,350.

NOTE 8   PROPERTY AND EQUIPMENT, NET

The balances of the Company property and equipment as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009

Electronic Equipment	$1,011,860	$1,009,141
Vehicles	363,460	363,402
Furniture and fixture	175,660	175,632
Office Building	861,077	860,939
	2,412,057	2,409,114

Less: Accumulated depreciation	(1,179,981)	(1,147,494)

Property and Equipment, net	$1,232,076	$1,261,620

The depreciation expense for the three month periods ended March 31, 2010 and 2009 was $32,487 and $47,579 respectively.

NOTE 9   INTANGIBLE ASSET

Intangible asset mainly comprised of a set of software in Jinan YinQuan acquired from third parties and a set of software from Power Unique. Those sets of software acquired from third parties are used for the core technology of the Company’s software business.  They are amortized over a life of 5 years. Intangible assets comprised of following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Software, cost	$761,962	$761,839

Less: Accumulated Amortization	(293,313)	(256,152)

Intangible asset, net	$468,649	$505,687

The amortization expenses for the next four years after March 31, 2010 are as follows:

Amortization for the next four years is as follows :

2010	$115,231
2011	152,392
2012	152,392
2013	48,633

Total	$468,649

The amortization expense for the three month periods ended March 31, 2010 and 2009 was $37,125 and $76,135 respectively.

NOTE 10   SHORT TERM LOANS

As of March 31, 2010 and December 31, 2009, the Company had short-term loans balanced at $4,169,044 and $2,852,045, respectively. The short terms loans comprised of the following:

The Company has an approved line of credit up to the amount of $1,462,822 and $1,462,587 from Jinan Runfeng Rural Cooperation Bank as of March 31, 2010 and December 31, 2009 respectively. The line of credit expires on July 29, 2010. The line is un-secured with a flexible interest rate which equals to 1.5 times of the benchmark interest rate of People’s Bank of China. The Company used the full line of the credit as of March 31, 2010 and December 31, 2009.

The Company has an approved line of credit up to the amount of $731,411 and $731,294 from Jinan Commercial Bank as of March 31, 2010 and December 31, 2009 respectively. The line of credit expires on October 1, 2010. The line is secured by Shandong Wuerde Security Company with a flexible interest rate which equals to 1.3 times of the benchmark interest rate of People’s Bank of China. The Company used the full line of credit as of March 31, 2010 and December 31, 2009.

The Company has an approved line of credit up to the amount of $658,270 and $658,164 from China CITIC Bank as of March 31, 2010 and December 31, 2009 respectively. The line of credit expires on May 26, 2010. The line is secured by Shandong Kexin Security Company with a flexible interest rate which equals to 1.0 times of the benchmark interest rate of People’s Bank of China. The Company used the full line of credit as of March 31, 2010 and December 31, 2009...

The Company has a short-term loan in the amount of $585,129 and $0 from China Construction Bank as of March 31, 2010 and December 31, 2009 respectively. The loan has a one year term that expires on March 10, 2011. The loan is unsecured with a flexible interest rate which equals to 1.1 times of the benchmark interest rate of People’s Bank of China.

The Company has a short-term loan in the amount of $731,411 and $0 from China Industrial and Commercial Bank as of March 31, 2010 and December 31, 2009 respectively. The loan is unsecured with a flexible interest rate which equals to 1.05 times of the benchmark interest rate of People’s Bank of China, $292,564 expires on February 18, 2011 and 438,847 expire on March 16, 2011.

For the three months periods ended March 31, 2010 and 2009, the Company had interest expense of $239,857 and $214,239 respectively.

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

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the Company does not have sufficient unissued authorized share capital. The Company is required to increase the authorized share capital which is not within the control of the Company. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability was calculated to be nil on March 31, 2010 and December 31, 2009. In addition, since the Company does not have enough number of unissued authorized shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction have been reported as liability at December 31, 2009 in the accompanying balance sheet with a fair value of $2,163,195.

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

Prior to the closing of the Settlement Agreement, the Investor is converting a portion of the 2008 Note for 1,000,000 shares of the Company’s Common Stock pursuant to the terms of the 2008 Note.  The issuance of these shares is one of the Conditions required to be completed prior to closing.

In the event that the closing of the Settlement Agreement does not occur on or before sixty days from the date of the Settlement Agreement, the Investor has the option to terminate the Settlement Agreement.

As a result of the redemption of the convertible debt, the company recorded a gain on settlement of debt amounted to $1,910,000, a non-operating income of $2,163,195 for cancellation of warrants and a BCF expense of $1,620,370 for the three month periods ended March 31, 2010.

NOTE 12  OTHER PAYABLE

As of March 31, 2010 and December 31, 2009, other payable consisted of the following:

	March 31, 2010	December 31, 2009
Payable to the investor	$3,000,000	$-
Others	692,922	503,053
Total	$3,692,922	$503,053

NOTE 13  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009

Accrued staff payroll and welfare	$21,418	$21,415
Tax payables	231,916	169,596
Interest payable	750,000	750,000
Accrued expenses	20,299	20,297
Deposits	138,337	31,165
Total	$1,161,970	$992,474

NOTE 14   DUE TO RELATED PARTY

Due to related party of $20,000 as of March 31, 2010 and December 31, 2009 represents $10,000 payable to former beneficial owner of Crawford Lake Mining Inc. and $10,000 payable to the CEO of the Company. The payables are unsecured, non interest bearing and payable on demand.

NOTE 15  STATUTORY RESERVES

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
According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is not required to reserve the “Statutory common welfare fund”. Accordingly, the Company did not reserve the common welfare fund in 2010.

In accordance with the Chinese Company Law, the company has to allocate 10% of its net income after tax to surplus. As Jinan Yinquan and Power Unique had net loss for the three months period ended March 31, 2010, the Company did not allocate any reserve funds.

Balances of Statutory reserves as of March 31, 2010 and December 31, 2009 are as follows:

Net loss of operation in PRC in 2010	$(334,264)
Reserve rate of statutory fund	10%
Amount reserved in 2010	$-

Balance of statutory reserve at December 31, 2010	$228,633
Change during 2010	-
Balance of statutory reserve at March 31, 2010	$228,633

NOTE 16   SHARES TO BE CANCELLED

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

As of August 21, 2007, Downshire Capital Inc. was not able to complete the financing before closing deadline according to the termsheet signed with the Registrant on July 17, 2007. After further negotiation, both parties could not reach further agreement to extend the termsheet and the termsheet was terminated accordingly.  The stock transfer agent of the Company has put restriction on the stock to trade. The Company requested its stock transfer agent to cancel the shares. However, Downshire Capital Inc. did not return the certificates to stock transfer agent as of March 31, 2010. The shares have been classified as “Shares to be cancelled” in the accompanying financial statements.

NOTE 17  INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions - the PRC and the United States. For the operation in the PRC and the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future.  The Company has no net deferred tax assets as of March 31, 2010 and December 31, 2009.

The operation in PRC is approved as hi-tech software company and enjoys 15% income tax rate pursuant to State Tax notice No. 2007(63) and No. 2008(21) because being a foreign invested company.

For the three months periods ended March 31, 2010 and 2009, the Company did not incur any income tax expense for both periods.  Income for the three months ended March 31, 2010 is offset by net operating loss carryforwards.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	3-31-2010	3-31-2009
Tax expense (credit) at statutory rate – federal	34%	34%
State tax expense net of federal tax	6%	6%
Valuation allowance	(40%)	(40%)
Foreign income tax – PRC	15%	15%
Net operating loss carryforward offset	(15%)	(15%)
Tax expense at actual rate	0%	0%

NOTE 18  OPERATING LEASE

The Power Unique leases its office space in Beijing China under an operating lease starting from January 25, 2008 and expiring January 24, 2012.  Jinan YinQuan leased its office space under an operating lease expiring May 2008. Starting from June 2008, Jinan YinQuan’s new building was ready and Jinan YinQuan doesn’t need to incur rent expense any more.

Rent expense under these operating leases was approximately $15,360 and $15,338 during the three month periods ended March 31, 2010 and 2009 respectively.

The rent expenses for the next three years after March 31, 2010 are as follows:

2010	$46,079
2011	$61,439
2012	$3,964

NOTE 19 DISCONTINUED OPERATIONS

Due to China government restriction in July 2009, the Company discontinued VOIP business in 2009 and transitioned to focus on providing virtualization solutions and services.  As a result, the company does not have any discontinued operations in 2010.

NOTE 20 GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has accumulated deficit of $ 4,890,746 and $6,856,856 as of March 31, 2010 and December 31, 2009,  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities; 3) seek governmental funds support.

NOTE 21 SUBSEQUENT EVENTS

On April 14, 2010, the Company entered into an Amended and Restated Securities Redemption and Pay-off Agreement (the “Amended and Restated Settlement Agreement”) to amend and restate the Settlement Agreement to, among other things, extend the termination date specified therein in consideration for a payment by the Company to the Investor of $50,000 on the date of the Amended and Restated Settlement Agreement.

Pursuant to the Amended and Restated Settlement Agreement, the Investor has agreed to accept $2,950,000 from the Company in exchange for the redemption of the 2008 Note and the 2008 Warrants, but only upon the terms and conditions expressly set forth in the Amended and Restated Settlement Agreement, including the Company’s completion of certain conditions precedent set forth in Section 3 of the Amended and Restated Settlement Agreement (the “Conditions”). Upon the satisfaction of the Conditions and the closing of the Amended and Restated Settlement Agreement, (i) the Company shall pay to the Investor $2,950,000, (ii) the Investor and the Company will release each other from all claims related to the Securities Purchase Agreement, as amended, the 2008 Note and the 2008 Warrants as of the date of the Amended and Restated Settlement Agreement, (iii) the Investor will transfer and convey to the Company the 2008 Note and 2008 Warrants and (iv) the Company shall redeem from the Investor the 2008 Note and the 2008 Warrants.

In addition, pursuant to the Amended and Restated Settlement Agreement, since January 5, 2010, the Company shall have duly delivered to the Investor an aggregate of 1,100,000 shares of Common Stock pursuant to the Conversion Notice. The issuance of these shares is one of the Conditions required to be completed prior to closing.

In the event that the closing of the Amended and Restated Settlement Agreement does not occur on or before July 3, 2010, the Investor has the option to terminate the Amended and Restated Settlement Agreement.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

BUSINESS OVERVIEW

China VoIP Digital & Telecom Inc. (“the Company”), formerly known as Crawford Lake Mining, Inc., acquired, on August 17, 2006, all of the outstanding capital stock of Jinan Yinquan Technology Co. Ltd. (“Jinan Yinquan”) in exchange for the issuance of 40,000,000 shares of our common stock to the Jinan Yinquan’s shareholders and $200,000. Such shares are restricted in accordance with Rule 144 of the Securities Act. In addition, as further consideration for the acquisition, Apollo Corporation, the principal shareholder of the Company, agreed to cancel 11,750,000 post-split shares of its outstanding common stock. As a result, Jinan Yinquan became our wholly-owned subsidiary.

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

On December 31, 2009, the Board of China VoIP & Digital Telecom Inc. approved the resolution that decided to acquire 100% shareholder interest of Shandong Honest Management Consulting Co., Ltd., ( “Honest”), a company incorporated and operated under the laws of the People’s Republic of China, at the price of RMB35,464,934.21 (Approx. $5,187,055). After the acquisition, Honest will become the wholly-owned subsidiary of China VoIP & Digital Telecom Inc. As of the date of this report, the transaction has not been consummated.

On December 31, 2009, the Board of China VoIP & Digital Telecom Inc. approved the resolution that decided to transfer 100% shareholder interest of Jinan Yinquan held by it to Honest at the price of RMB34,464,934.21 (Approx. $5,040,797). After the transfer, Jinan Yinquan will become the wholly subsidiary of Honest. Honest will retain the management of Jinan Yinquan and continue to develop its business operations. The purpose of this transfer is mainly for the better development of Jinan Yinquan in China, since the Chinese government offers stronger support to the local companies. As of the date of this report, the transaction has not been consummated.

On July 5, 2009, due to the political riot in Urumqi, the capital of the Xinjiang Uygur Autonomous region, the Chinese government issued an order in July 2009 to block VoIP services. As of the filing of this report, the Chinese government has not removed the order to resume services. The Company’s telecom service business has suffered tremendously. The Company was considering discontinuing the VoIP service and focusing on providing the virtualization solutions and services. It was not anticipated by the Company that the government would issue this order, nor did the Company expect such a long duration of the suspension of VoIP services. As a result, on February 5, 2010, the Company announced that it has discontinued its entire VoIP business and is focusing on providing integral virtualization solutions and services in China.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue.  During the three months period ended March 31, 2010, we recorded revenue of $1,160,339, an increase of $950,674, or 453.43%, compared to $209,665 during the same period of 2009. The comparison was based on the Company’s continued operation – virtualization business because the Company discontinued its VoIP operation last October. By one-year’s development, the new virtualization business contributes consolidated revenue to the Company compared to that in 2009.

Cost of Revenue.  Cost of revenues was $949,565, an increase of $876,905, or 1206.87%, in the first quarter of 2010 compared with $72,660 during the same period of 2009 as a result of the marketing expansion strategy of the new virtualization business.

Gross Profit.  The gross profit was $210,774 in the first quarter of 2010, an increase of $73,769, or 53.84%, from $137,005 in the same period of 2009. The increased gross profit from the quarter was due to sharply increased virtualization business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $618,921 during the three months period ended March 31, 2010, an increase of $520,737, or 530.37%, compared to $98,184 during the same period of 2009. The increase was mainly because of the marketing expansion strategy of the new virtualization business. In addition, we recruited more virtualization-related professionals to develop the new business, and the salary and corresponding insurance for those professionals are greater than before.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $75,897 during the three months period ended March 31, 2010, an increase of $62,834, or 481.01%, compared to $13,063 in the same period of 2009.  Higher depreciate and amortization expenses in the first quarter of 2010 were driven by the increases in fixed as well as intangible assets associated with the virtualization business.

Operating Income (Loss).  We recorded operation loss of $484,044 during the three months period ended March 31, 2010, a decrease compared to operation income of $25,758 during the same period of 2009. The operating loss was driven by the marketing expansion strategy of the new virtualization business. Although a significant growth of net revenue during the three months period ended March 31, 2010 compared to net revenue in the same period of 2009, the cost of revenue and the SG&M expenses increased more sharply for our market strategy in this period.

Other Income . Other income primarily included a gain on settlement of debt of $1,910,000, beneficial conversion feature (BCF) expense of $1,620,370, and a gain on the cancellation of warrants of $2,163,195 during the three months period ended March 31, 2010 as a result of redemption of the convertible debt previously issued in December of 2007. Net other income was $2,450,157 during the three months period ended March 31, 2010, compared to the net other expense of $6,005,967 during the same period of 2009.

Net Income (Loss).  Net Income was $1,966,113 during the three months period ended March 31, 2010, compared to a net loss of $5,980,209 during the same period of 2009. The income was mainly due to the increase of gross profit and the gain on settlement of debt in this period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, the Company's cash was $923,973 as compared to $112,534 as of March 31, 2009.

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

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (“SAB”) 104 (ASC 605), Revenue Recognition and ASC 985-605, Software Revenue Recognition. Generally, revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

The Company recognizes revenue from the sale of hardware and software when a non-cancelable, non-contingent agreement has been signed, the hardware and software products have been delivered, no uncertainties exists surrounding product acceptance, fees from the agreement are fixed and determinable and collection is probable.  Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the standards.  If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer.  Once the amount of the revenue for each element is determined, the Company recognizes revenues as each element is completed and accepted by the customer.  For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with the standards.

Revenue from maintenance agreements is deferred and recognized ratably over the term of the maintenance agreement, which typically ranges from one to three years.

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

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with Statement No. 123R, Share-Based Payment (SFAS 123R) (ASC 718), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.

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

RECENT ACCOUNTING PROUNCEMENTS

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, under ASC No. 605.  The new guidance provides a more flexible alternative to identify and allocate consideration among multiple elements in a bundled arrangement when vendor-specific objective evidence or third-party evidence of selling price is not available.  ASU No. 2009-13 requires the use of the relative selling price method and eliminates the residual method to allocation arrangement consideration.  Additional expanded qualitative and quantitative disclosures are also required. The guidance is effective prospectively for revenue arrangements entered into or materially modified in years beginning on or after June 15, 2010. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 Subsequent Events (Topic 855) –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. All of the amendments in this update are effective upon issuance, except for the use of the issued date for conduit debt obligors.  That amendment is effective for interim and annual reporting periods ending after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

Item 4T.                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                      Defaults Upon Senior Securities

As previously disclosed in the Company's Form 10-Q filed on August 14, 2008 and the Current Report Form 8-K filed on October 10, 2008, we received event of default redemption notices dated July 25, 2008 (the "July Default Notice") and dated October 6, 2008 (the “October Default Notice” collective, with the July Default Notice, the “Default Notices”) respectively from an accredited investor (the “Investor”) with respect to the amended and restated terms of the Securities Purchase Agreement and related transaction documents dated December 21, 2007 (the “Financing Transaction”).  Both the July Default Notice and the October Default Notice stated that we were in default for failure to: (1) cause the Initial Registration Statement to be declared effective by the SEC on or prior to June 18, 2008 and (2) make the required Registration Delay Payments to the Investor on or prior to the applicable Payment Date.  We agreed to enter into the Amended Agreement (as defined below) and all related documents as a direct response to resolve the Default Notices and as an inducement for the Investor to issue us a formal withdrawal of the Default Notices.  Upon closing of the above Amended Agreement, the Investor will withdraw the Default Notices and we will no longer be in default under the Financing Transaction and Amended Agreement.

On December 8, 2008, China VoIP & Digital Telecom Inc. (“we” or the “Company”) entered into an Amendment and Exchange Agreement (the “Amended Agreement”) with the Investor that Financing Transaction.  The Financing Transaction is disclosed in more detail in the Form 8-K filed on December 26, 2007 and all transaction documents attached to that Form 8-K are herein incorporated by reference.  In connection with the Amended Agreement, we agreed to exchange the note and warrants issued in the Financing Transaction for (i) an amended and restated senior secured convertible note in the principal amount of $5,000,000 (the "2008 Note"), which is convertible into Common Stock, (ii) an amended and restated Series A Warrant in the form, which is exercisable into 23,062,731 shares of Common Stock (the "Exchanged Series A Warrant "), (iii) an amended and restated Series B Warrant which is exercisable into 16,143,911 shares of Common Stock (the "Exchanged Series B Warrant "), (iv) an amended and restated Series C Warrant, which, subject to certain conditions, shall be exercisable to 16,489,852 shares of Common Stock (the "Exchanged Series C Warrant") and (v) a new Series D Warrant which is exercisable into 7,500,000 shares of Common Stock (the "Exchanged Series D Warrant,” and together with the Exchanged Series A Warrant, Exchanged Series B Warrant and Exchanged Series C Warrant, the “2008 Warrants”).

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

As disclosed in Form 10-K filed on March 31, 2009, we received an Investor Redemption Notice (the Notice) from the Investor on December 21, 2008, stating that they selected to redeem one third of the principal ($5,000,000) after one year of the investment since December 21, 2007 according to the Amendment Agreement. The Company received the Notice and was under discussion with the Investor to seek a consummate solution for the Company was not available to render the required amount before December 31, 2008, the deadline for the redemption. The issue would incur default for the Company and it was uncertain if we can get a resolution finally.

As disclosed in From 8-K filed on June 30, 2009, we received an Event of Default Redemption Notice (the " Default Notice") from Castlerigg Master Investments Ltd. (“Castlerigg”) with respect to the certain Amended and Restated Senior Secured Convertible Note issued by the Company to Castlerigg on or about December 21, 2007, as amended December 8, 2008 (the “Financing Transaction”) on June 22, 2009.

On April 17, 2009, Castlerigg sent the Company a Conversion Notice seeking to convert $10,000 principal amount of the Note into 266,904 (the Conversion Price equals to $0.0375 per share). Since the Registrant didn’t agree with the Conversion Price applied by Castlerigg, the Conversion Notice has not been executed.

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

As the Company previously reported in the January 11, 2010 Form 8-K (with regard to the Securities Redemption and Pay-off Agreement, the “Settlement Agreement”) and reaffirms here, the Investor has agreed to accept $3,000,000 from the Company in exchange for the redemption of the 2008 Note and the 2008 Warrants, but only upon the terms and conditions expressly set forth in the Settlement Agreement, including the Company’s completion of certain conditions precedent set forth in Section 3 of the Settlement Agreement (the “Conditions”).  Upon the satisfaction of the Conditions and the closing of the Settlement Agreement, (i) the Company shall pay to the Investor $3,000,000, (ii) the Investor and the Company will release each other from all claims related to the Financing Agreements as of the date of the Settlement Agreement, (iii) the Investor will transfer and convey to the Company the 2008 Note and 2008 Warrants, and (iv) the Company shall redeem from the Investor the 2008 Note and the 2008 Warrants.

Prior to the closing of the Settlement Agreement, the Investor is converting a portion of the 2008 Note for 1,000,000 shares of the Company’s Common Stock pursuant to the terms of the 2008 Note.  The issuance of these shares is one of the Conditions required to be completed prior to closing.

In the event that the closing of the Settlement Agreement does not occur on or before sixty days from the date of the Settlement Agreement, the Investor has the option to terminate the Settlement Agreement.

As previously disclosed in the Company’s Current Report Form 8-K filed on April 19, 2010, on April 14, 2010, the Company entered into an Amended and Restated Securities Redemption and Pay-off Agreement (the “Amended and Restated Settlement Agreement”) to amend and restate the Settlement Agreement to, among other things, extend the termination date specified therein in consideration for a payment by the Company to the Investor of $50,000 on the date of the Amended and Restated Settlement Agreement.

Pursuant to the Amended and Restated Settlement Agreement, the Investor has agreed to accept $2,950,000 from the Company in exchange for the redemption of the 2008 Note and the 2008 Warrants, but only upon the terms and conditions expressly set forth in the Amended and Restated Settlement Agreement, including the Company’s completion of certain conditions precedent set forth in Section 3 of the Amended and Restated Settlement Agreement (the “Conditions”).  Upon the satisfaction of the Conditions and the closing of the Amended and Restated Settlement Agreement, (i) the Company shall pay to the Investor $2,950,000, (ii) the Investor and the Company will release each other from all claims related to the Securities Purchase Agreement, as amended, the 2008 Note and the 2008 Warrants as of the date of the Amended and Restated Settlement Agreement, (iii) the Investor will transfer and convey to the Company the 2008 Note and 2008 Warrants and (iv) the Company shall redeem from the Investor the 2008 Note and the 2008 Warrants.

In addition, pursuant to the Amended and Restated Settlement Agreement, since January 5, 2010, the Company shall have duly delivered to the Investor an aggregate of 1,100,000 shares of Common Stock pursuant to the Conversion Notice attached thereto as Exhibit B. The issuance of these shares is one of the Conditions required to be completed prior to closing.

In the event that the closing of the Amended and Restated Settlement Agreement does not occur on or before July 3, 2010, the Investor has the option to terminate the Amended and Restated Settlement Agreement.

Item 4.                      Other Information

None.

Item 5.                      Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA VOIP & DIGITAL TELECOM INC.

By:	/s/ Li Kunwu
Li Kunwu
Chief Executive Officer (Principal Executive Officer)

Date: May 24, 2010

CHINA VOIP & DIGITAL TELECOM INC.

By:	/s/ Li Kunwu
Li Kunwu
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: May 24, 2010