Form 10-Q
period 2010-06-30
China VoIP & Digital Telecom Inc.
filed 2010-08-19
CIK 1337615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______to______.

CHINA VOIP & DIGITAL TELECOM INC.
 (Exact name of registrant as specified in the Charter)

Nevada	333-131017	98-0509797
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__] No  [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2010 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	63,961,489

CHINA VOIP & DIGITAL TELECOM INC.

FORM 10-Q

For the six and three months ended June 30, 2010

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Controls and Procedures	16

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	17
Item 4	(Removed and Reserved)	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements

TABLE OF CONTENTS

Unaudited Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	4
Unaudited Consolidated Statements of Operations
for the three and six month periods ended June 30, 2010 and 2009	5
Unaudited Consolidated Statements of Cash Flows
for the six month periods ended June 30, 2010 and 2009	6
Notes to Unaudited Consolidated Financial Statements	7-12

CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(UNAUDITED)

	JUNE 30, 2010	DECEMBER 31, 2009
Assets
Current assets
Cash and cash equivalents	$1,011,487	$366,763
Accounts receivable, net	1,392,026	95,699
Inventories, net	639,708	580,598
Due from related parties	141,313	130,942
Loans receivable	2,492,486	2,917,707
Other current assets, net	1,088,401	394,592
Current assets of discontinued operations	-	47,054
Total Current Assets	6,765,421	4,533,356

Long-term deposit and prepaid expenses, net	104,116	33,898
Property & Equipment, net	1,151,083	1,261,620
Intangible Assets, net	421,306	505,687
Total Assets	$8,441,926	$6,334,561

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$794,627	$10,951
Short-term loans	3,040,273	2,852,045
Warrant Liability	-	2,163,195
Payable to former debenture holder	2,955,000	-
Other payable	258,318	503,053
Accrued expenses and other current liabilities	511,879	992,474
Due to related parties	20,000	20,000
Convertible debt	-	3,379,630
Current liabilities of discontinued operations	-	5,497
Total Current Liabilities	7,580,097	9,926,845

Stockholders' Equity (Deficit)
Common Stock, part value $.001 per share, 75,000,000 shares authorized; 63,961,489 and 53,008,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009	63,961	53,008
Additional paid-in-capital	6,039,773	3,408,515
Subscription receivable	(170,000)	-
Shares to be cancelled	(1,012,000)	(1,212,000)
Other comprehensive income	713,933	786,416
Statutory reserves	228,633	228,633
Accumulated deficit	(5,002,471)	(6,856,856)
Total Stockholders' Deficit	861,829	(3,592,284)

Total Liabilities and Stockholders' Deficit	$8,441,926	$6,334,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010 2009
Net revenues	$1,047,980	$75,745	$2,208,319	$285,410
Cost of revenue	671,794	56,227	1,621,359	128,887
Gross profit	376,186	19,518	586,960	156,523

Operating Expenses :
Selling, general and administrative	1,108,334	77,378	1,727,255	175,562
Depreciation and amortization	251,939	100,899	327,836	113,962
Total operating expenses	1,360,273	178,277	2,055,091	289,524
Loss/(Income) from operations	(984,087)	(158,759)	(1,468,131)	(133,001)

Other income (expenses)
Interest expense, net	(62,716)	(174,937)	(114,991)	(383,244)
Amortization of convertible debt	-	(416,667)	-	(833,334)
Change in derivative liability/BCF expense	-	2,360,855	(1,620,370)	(3,047,380)
Gain on settlement of debt	724,240	-	2,634,240	-
Cancellation of warrants	-	-	2,163,195	-
Other financial income (expense)	210,833	(8,864)	260,439	18,378
Total other income/(expense)	872,357	1,760,387	3,322,513	(4,245,580)
Income/(Loss) from continued operations before income tax	(111,730)	1,601,628	1,854,382	(4,378,581)
Income/(Loss) from Discontinued Operations	-	(349,419)	-	(714,471)
Income/(Loss) before income taxes	(111,730)	1,252,209	1,854,382	(5,093,052)
Net Income/(Loss)	$(111,730)	$1,252,209	$1,854,382	$(5,093,052)

Other comprehensive item:
Foreign currency translation gain/(loss)	16,625	(98)	(72,483)	47,592
Net comprehensive Income/(Loss)	$(95,105)	$1,252,111	$1,781,899	$(5,045,460)

NET GAIN/(LOSS) PER COMMON SHARE FROM CONTINUED OPERATIONS-BASIC & DILUTED	$(0.00)	$0.03	$0.03	$(0.08)
NET GAIN/(LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS-BASIC & DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.02)
NET GAIN/(LOSS) PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$0.02	$0.03	$(0.10)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC & DILUTED
	61,380,378	53,008,000	57,580,287	53,008,000
Basic and diluted weighted average shares outstanding are the same as there is no anti-dilutive effect.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	June 30	June 30
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,854,382	$(5,093,052)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization of beneficial conversion feature	-	833,333
BCF expense	1,620,370	3,047,380
Depreciation and amortization	327,836	113,962
Depreciation and amortization – discontinued operations	-	276,340
Gain on settlement of debt	(2,634,240)	-
Cancellation of warrants	(2,163,195)	-
Reserve for bad debts	1,650,473	-
Amortization of debt raising fee	142,254	72,494
Reserve for inventory	40,434	89,812

(Increase)/decrease in operating assets:
Accounts receivable	(1,563,010)	112,420
Inventories	(97,060)	(176,163)
Advances to suppliers	(1,102,838)	44,135
Prepaid expenses and other assets	(965,185)	228,363
Current assets of discontinued operations	47,054	(375,354)
Increase/(decrease) in operating liabilities:
Accounts payable	780,633	60,607
Other payable	(252,082)	(16,393)
Accrued expenses and other current liabilities	271,101	416,667
Current liabilities of discontinued operations	(5,497)	(7,894)
Net cash used in operations	(2,048,570)	(373,343)

Cash flows from investing activities:
Purchase of property and equipment	(121,557)	(26,872)
Payment for interest bearing loan	435,804	(806,980)
Purchase of intangible assets	-	(66)
Payment for software deposit	(74,519)	(663,621)
Due from related party	(240,946)	-
Net cash used in investing activities	(1,218)	(1,497,539)

Cash flows from financing activities:
Proceeds from common stock issuance	2,530,000	-
Proceeds on short-term loan	175,574	1,796,515
Net cash provided by financing activities	2,075,574	1,796,515

Foreign currency translation effect	(11,062)	(14,459)

Net increase /(decrease) in cash and cash equivalents	644,724	(88,826)

Cash and cash equivalents, beginning balance	366,763	341,331

Cash and cash equivalents, ending balance	$1,011,487	$252,505

SUPPLEMENTARY DISCLOSURE:
Interest paid	$52,357	$62,216
Income tax paid	$-	$50,950

NON-CASH INVESTING & FINANCING ACTIVITIES:
Common shares issued against subscription receivable	$170,000	$-
Cashless exercise of options	$53	$-
Common shares canceled	$200,000	$-

During the six months ended June 30, 2010, $2,955,000 were transferred to other payable, $123,900 were transferred to additional paid in capital, and $1,100 were transferred to common stock from convertible debt in relation to the settlement of convertible debt.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA VOIP & DIGITAL TELECOM INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Foreign Currency Translation
The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130 (ASC 220), “Reporting Comprehensive Income” as a component of shareholders’ equity for the six months periods ended June, 2010 and 2009, the foreign currency translation gain or loss was $(72,483) and $ 47,592 respectively.

Allowance for Doubtful Accounts
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2010 and December 31, 2009, the allowance for doubtful accounts for accounts receivable was $355,114 and $90,256, respectively.

Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and an allowance is made for writing down the inventories to their market value, if lower.  As of June 30, 2010 and December 31, 2009, the reserve for obsolescence of inventory was $147,739 and $147,121, respectively.

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

Basic And Diluted Earnings Per Share (EPS)
Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128) (ASC 260), “Earnings per share”. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings per share were $0.03 and $(0.10) for the six month periods ended June 30, 2010 and 2009, respectively.

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

Recently Issued Accounting Standards
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, under ASC No. 605.  The new guidance provides a more flexible alternative to identify and allocate consideration among multiple elements in a bundled arrangement when vendor-specific objective evidence or third-party evidence of selling price is not available.  ASU No. 2009-13 requires the use of the relative selling price method and eliminates the residual method to allocation arrangement consideration.  Additional expanded qualitative and quantitative disclosures are also required. The guidance is effective prospectively for revenue arrangements entered into or materially modified in years beginning on or after June 15, 2010. Management is currently evaluating the potential impact of ASU2009-13 on the Company's financial statements.

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

NOTE 4   DUE FROM RELATED PARTY

Due from related party amounted to $141,313 and $130,942 as of June 30, 2010 and December 31, 2009, respectively. It represents temporally advance to two Directors of the Company for business development purpose.  The receivables are unsecured and non interest bearing.

NOTE 5   LOANS RECEIVABLE

Loans receivable are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs.  The allowances were zero at June 30, 2010 and December 31, 2009.  All of the loans receivable are due on demand and the company has not incurred any losses due to uncollectible receivable.

As of June 30, 2010 and December 31, 2009, the loans receivable comprise of the following:

	June 30, 2010	December 31, 2009

Loan to unrelated party A, interest free, due on demand, unsecured	$-	$870,599
Loan to unrelated party B, interest at 7.965% annually, unsecured	-	73,129
Loan to unrelated party Shandong Sanyi, interest free, due on demand, unsecured	293,746	292,517
Loan to unrelated party Shandong Zhengjin Investment Consulting Firm, interest free, due on demand, unsecured	367,183	-
Loan to unrelated party Wendeng, interest free, due on demand, unsecured	1,723,320	1,681,462
Other	108,237	-
Total	$2,492,486	$2,917,707

Loan of $367,183 to Shangdong Zhengjin Investment Consulting Firm was received in full in July, 2010.

NOTE 6   OTHER CURRENT ASSETS

As of June 30, 2010 and December 31, 2009, the other current assets comprise of the following:

	June 30, 2010	December 31, 2009

Security deposit	$1,223,857	$84,265
Advance to attorney	-	50,000
Advances to Staff and other	154,204	158,038
Advance to suppliers	1,213,692	5,777
Prepayment	74,171	199,144
Total	2,665,924	497,224

Less: Provision	(1,577,523)	(102,632)

Total other current assets, net	$1,088,401	$394,592

NOTE 7 LONG TERM  DEPOSIT & PREPAID EXPENSES

The balances of long term prepaid expenses as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009

Image design	$46,978	$46,978

Rent deposit	74,805	-

Less: Amortization (Image design)	(17,667)	(13,080)

Long term prepaid expenses, net	$104,116	$33,898

During the year ended December 31, 2008, Power Unique (BPUT), one of the subsidiaries of the Company, incurred $46,978 image designing fees for its new product.  Such designing cost will be amortized over five years.

The amortization expense of the Image design for the next four years after June 30, 2010 is as follows:

Amortization for the next four years is as follows :
2010	$4,698
2011	9,396
2012	9,396
2013	5,822

Total	$29,311

The amortization expense  of the Image design for the six months periods ended June 30, 2010 was $4,587.

NOTE 8   PROPERTY AND EQUIPMENT, NET

The balances of the Company property and equipment as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009

Electronic Equipment	$1,126,650	$1,009,141
Vehicles	297,204	363,402
Furniture and fixture	181,355	175,632
Office Building	931,913	860,939
	2,537,121	2,409,114

Less: Accumulated depreciation	(1,386,038)	(1,147,494)

Property and Equipment, net	$1,151,083	$1,261,620

The depreciation expense for the six month periods ended June 30, 2010 and 2009 was $236,950 and $230,009 respectively.

NOTE 9   INTANGIBLE ASSET

Intangible asset mainly comprised of a set of software in Jinan YinQuan acquired from third parties and a set of software from Power Unique. Those sets of software acquired from third parties are used for the core technology of the Company’s software business.  They are amortized over a life of five years. Intangible assets comprised of following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Software, cost	$765,040	$761,839

Less: Accumulated Amortization	(343,734)	(256,152)

Intangible asset, net	$421,306	$505,687

The amortization expenses for the next four years after June 30, 2010 are as follows:

Amortization for the next four years is as follows :

2010	$74,445
2011	153,008
2012	153,008
2013	40,845

Total	$421,306

The amortization expense for the six month periods ended June 30, 2010 and 2009 was $86,175 and $76,135 respectively.

NOTE 10   SHORT TERM LOANS

As of June 30, 2010 and December 31, 2009, the Company had short-term loans balanced at $3,040,273 and $2,852,045, respectively. The short terms loans comprised of the following:

The Company has an approved line of credit up to the amount of $543,430 and $1,462,587 from Jinan Runfeng Rural Cooperation Bank as of June 30, 2010 and December 31, 2009 respectively. The line of credit expires on July 29, 2010. The line is un-secured with a flexible interest rate which equals to 1.5 times of the benchmark interest rate of People’s Bank of China. The Company used the full line of the credit as of June 30, 2010 and December 31, 2009.

The Company has an approved line of credit up to the amount of $734,365 and $731,294 from Jinan Commercial Bank as of June 30, 2010 and December 31, 2009 respectively. The line of credit expires on October 1, 2010. The line is secured by Shandong Wuerde Security Company with a flexible interest rate which equals to 1.3 times of the benchmark interest rate of People’s Bank of China. The Company used the full line of credit as of June 30, 2010 and December 31, 2009.

The Company has an approved line of credit up to the amount of $440,619 and $658,164 from China CITIC Bank as of June 30, 2010 and December 31, 2009 respectively.  The line is secured by Shandong Kexin Security Company with a flexible interest rate which equals to 1.0 times of the benchmark interest rate of People’s Bank of China. The Company used the full line of credit as of June 30, 2010 and December 31, 2009.

The Company has a short-term loan in the amount of $587,492 and $0 from China Construction Bank as of June 30, 2010 and December 31, 2009 respectively. The loan has a one year term that expires on March 10, 2011. The loan is unsecured with a flexible interest rate which equals to 1.1 times of the benchmark interest rate of People’s Bank of China.

The Company has a short-term loan in the amount of $734,365 and $0 from China Industrial and Commercial Bank as of June 30, 2010 and December 31, 2009 respectively. The loan is unsecured with a flexible interest rate which equals to 1.05 times of the benchmark interest rate of People’s Bank of China, $293,746 expires on February 18, 2011 and 440,619 expire on March 16, 2011.

For the six months periods ended June 30, 2010 and 2009, the Company had interest expense of $114,991 and $383,244, respectively.

NOTE 11 – SENIOR SECURITY NOTE

On December 21, 2007, the Company issued a senior debenture to CASTLERIGG MASTER INVESTMENTS LTD in the amount of $5,000,000 that accrues interest at 8.75% per annum and is due on December 21, 2010. In addition, the Company also issued to CASTLERIGG MASTER INVESTMENTS LTD three series of warrants, titled Series A Warrant, Series B Warrant, Series C Warrant (collectively the “Warrants”) to purchase 21,459,038 shares of the Company’s common stock. The Warrants were exercisable at price per share of $.5627 and were subject to economic anti-dilution protection.  The Series A Warrant was exercisable for 8,885,730 shares of the Company’s common stock and expired the date eighty four (84) months after the earlier of (A) such time as all of the Registrable Securities (as defined in the Registration Rights Agreement) were available for resale pursuant to an effective Registration Statement and (B) two (2) years after December 21, 2007.  The Series B Warrant was exercisable for 6,220,011 shares of the Company’s common stock and expired on the date on which the Notes issued pursuant to the Securities Purchase Agreement were no longer issued and outstanding.  The Series C Warrant was exercisable for 6,353,297 shares of the Company’s common stock and expired on the date sixty (60) months after the first time the Company elected a Company Optional Redemption.

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

Per EITF 00-19, paragraph 4, these convertible debentures did not meet the definition of a “conventional convertible debt instrument” since the Company did not have sufficient unissued authorized share capital. The Company was required to increase the authorized share capital which is not within the control of the Company. Therefore, the convertible debenture was considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability was calculated to be nil on March 31, 2010 and December 31, 2009. In addition, since the Company did not have enough number of unissued authorized shares of common stock, it was assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction was reported as liability at December 31, 2009 in the accompanying balance sheet with a fair value of $2,163,195.

On January 5, 2010, the Company entered into a Securities Redemption and Pay-off Agreement (the “Settlement Agreement”) with Castlerigg Master Investments, Ltd. (the “Investor”).  The Settlement Agreement set forth certain terms with respect to the satisfaction by the Company of obligations owed to the Investor under various agreements entered into between the Company and the Investor (the “Financing Agreements”).

Pursuant to the Settlement Agreement, the Investor had agreed to accept $3,000,000 from the Company in exchange for the redemption of the 2008 Note and the 2008 Warrants, but only upon the terms and conditions expressly set forth in the Settlement Agreement, including the Company’s completion of certain conditions precedent set forth in Section 3 of the Settlement Agreement (the “Conditions”).  Upon the satisfaction of the Conditions and the closing of the Settlement Agreement, (i) the Company shall pay to the Investor $3,000,000, (ii) the Investor and the Company will release each other from all claims related to the Financing Agreements as of the date of the Settlement Agreement, (iii) the Investor will transfer and convey to the Company the 2008 Note and 2008 Warrants, and (iv) the Company shall redeem from the Investor the 2008 Note and the 2008 Warrants.

Prior to the closing of the Settlement Agreement, the Investor is converted a portion of the 2008 Note for 1,000,000 shares of the Company’s Common Stock pursuant to the terms of the 2008 Note.  The issuance of these shares was one of the Conditions required to be completed prior to closing.

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

Pursuant to the Amended and Restated Settlement Agreement, the Investor agreed to accept $2,950,000 from the Company in exchange for the redemption of the 2008 Note and the 2008 Warrants, but only upon the terms and conditions expressly set forth in the Amended and Restated Settlement Agreement, including the Company’s completion of certain conditions precedent set forth in Section 3 of the Amended and Restated Settlement Agreement (the “Conditions”). Upon the satisfaction of the Conditions and the closing of the Amended and Restated Settlement Agreement, (i) the Company shall pay to the Investor $2,950,000, (ii) the Investor and the Company will release each other from all claims related to the Securities Purchase Agreement, as amended, the 2008 Note and the 2008 Warrants as of the date of the Amended and Restated Settlement Agreement, (iii) the Investor will transfer and convey to the Company the 2008 Note and 2008 Warrants and (iv) the Company shall redeem from the Investor the 2008 Note and the 2008 Warrants.

In addition, pursuant to the Amended and Restated Settlement Agreement, since January 5, 2010, the Company shall have duly delivered to the Investor an aggregate of 1,100,000 shares of Common Stock pursuant to the Conversion Notice. The issuance of these shares is one of the Conditions required to be completed prior to closing, and this requirement was satisfied as of June 30, 2010.

On July 29, 2010, the Company entered into a Second Amended and Restated Securities Redemption and Pay-Off Agreement (the “Second Amended and Restated Settlement Agreement”) with), to extend the termination date in consideration for a payment by the Company to the Investor of an aggregate of  $850,000.

The Company paid the $2,150,000 balance due under the Settlement Agreement, as amended, on August 16, 2010 in exchange for the redemption of the 2008 Note and the 2008 Warrants. The Investor and the Company released each other from all claims related to the Securities Purchase Agreement, as amended, the 2008 Note and the 2008 Warrants. In addition, pursuant to the Settlement Agreement, as amended, since January 5, 2010, the Company delivered to the Investor an aggregate of 1,100,000 shares of Common Stock pursuant to the terms of the 2008 Note.  Under the Settlement Agreement, as amended, the Investor will also return the shares of common stock and original certificate of trademarks that were pledged in 2007.

As a result of the redemption of the convertible debt, the company recorded a gain on settlement of debt amounted to $2,634,240, a non-operating income of $2,163,195 for cancellation of warrants and a BCF expense of $1,620,370 for the six month periods ended June 30, 2010.

NOTE 12  OTHER PAYABLE

As of June 30, 2010 and December 31, 2009, other payable consisted of the following:

	June 30, 2010	December 31, 2009
Payable for sponsorship	$141,559	$140,967
Payable for office purchase	156,686	156,031
Others	39,927	206,055
Total	$258,318	$503,053

The payable for sponsorship was for the 11th National Games in China and it will be paid in the third quarter this year. The payable for office purchase represents the amount for the company’s purchased of office space in Yike Building.

NOTE 13  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009

Accrued staff payroll and welfare		$21,415
Tax payables	$326,283	169,596
Interest payable	-	750,000
Accrued expenses		20,297
Deposits	185,596	31,165
Total	$511,879	$992,474

NOTE 14   DUE TO RELATED PARTIES

Due to related party of $20,000 as of June 30, 2010 and December 31, 2009 represents $10,000 payable to former beneficial owner of Crawford Lake Mining Inc. and $10,000 payable to the CEO of the Company. The payables are unsecured, non interest bearing and payable on demand.

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

In accordance with the Chinese Company Law, the company has to allocate 10% of its net income after tax to surplus. As Jinan Yinquan and Power Unique had net loss for the six months period ended June 30, 2010, the Company did not allocate any reserve funds.

Balances of Statutory reserves as of June 30, 2010 and December 31, 2009 are as follows:

Net loss of operation in PRC in 2009	$(334,264)
Reserve rate of statutory fund	10%
Amount reserved in 2010	$-

Balance of statutory reserve at December 31, 2009	$228,633
Change during 2010	-
Balance of statutory reserve at June 30, 2010	$228,633

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

As of August 21, 2007, Downshire Capital Inc. was not able to complete the financing before closing deadline according to the termsheet signed with the Registrant on July 17, 2007. After further negotiation, both parties could not reach further agreement to extend the termsheet and the termsheet was terminated accordingly.  The stock transfer agent of the Company has put restriction on the stock to trade. The Company requested its stock transfer agent to cancel the shares. 200,000 shares were cancelled as of June 30, 2010.  However, Downshire Capital Inc. did not return the remaining certificates to stock transfer agent as of June 30, 2010. The remaining one million shares have been classified as “Shares to be cancelled” in the accompanying financial statements.

NOTE 17  INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions - the PRC and the United States. For the operation in the PRC and the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future.  The Company has no net deferred tax assets as of June 30, 2010 and December 31, 2009.

The operation in PRC is approved as hi-tech software company and enjoys 15% income tax rate pursuant to State Tax notice No. 2007(63) and No. 2008(21) because being a foreign invested company.

For the six months periods ended June 30, 2010 and 2009, the Company did not incur any income tax expense for both periods.  Income for the six months ended June 30, 2010 is offset by net operating loss carryforwards.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	June 30, 2010	June 30, 2009
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Valuation allowance	(40%)	(40%)
Foreign income tax - PRC	15%	15%
Net operating loss carryforward offset	(15%)	(15%)
Tax expense at actual rate	0%	0%

NOTE 18  OPERATING LEASE

The Power Unique leases its office space in Beijing China under an operating lease starting from January 25, 2008 and expiring January 24, 2012.  Jinan YinQuan leased its office space under an operating lease expiring May 2008. Starting from June 2008, Jinan YinQuan’s new building was ready and Jinan YinQuan doesn’t need to incur rent expense any more.

Rent expense under these operating leases was approximately $15,422 and $15,338 during the six month periods ended June 30, 2010 and 2009, respectively.

The rent expenses for the next three years after June 30, 2010 are as follows:

2010	$30,843
2011	$61,687
2012	$3,980

Power Unique signed a lease to rent four units with total 1,246.25 square meters of office space in Yuanyang Guanghua Center on June 8, 2010. Two of the units have a three-year term starting from August 2010 to August 2013.  The other two units have 33-month lease term starting in November 2010.

NOTE 19 DISCONTINUED OPERATIONS

Due to China government restriction in July 2009, the Company discontinued VOIP business in 2009 and transitioned to focus on providing virtualization solutions and services.  As a result, the company does not have any discontinued operations in 2010.

Note 20 GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has accumulated deficit of $ 5,002,471 and $6,856,856 as of June 30, 2010 and December 31, 2009, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities; 2) seek governmental funds support.

Note 21 SUBSEQUENT EVENTS

On July 15, 2010, China VoIP and Digital Telecom Inc., entered into Stock Purchase Agreements with three investors to sell in a private placement to the August 16 Investors 5,300,000 shares in total (each investor purchased 3,000,000, 500,000 and 1,800,000 shares respectively) of the Company’s common stock, par value $0.001 per share, for $0.27 per share for an aggregate purchase price of $1,431,000.  The transactions have been closed, while as of August 17, 2010, the Company has not issued all of the shares under these stock purchase agreements.

The issuance of the shares of Common Stock described in the preceding paragraphs is exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Act”) for a transaction not involving a public offering.

On July 29, 2010, the Company entered into a Second Amended and Restated Securities Redemption and Pay-Off Agreement (the “Second Amended and Restated Settlement Agreement”) with), to extend the termination date in consideration for a payment by the Company to the Investor of an aggregate of  $850,000.

The Company paid the $2,150,000 balance due under the Settlement Agreement, as amended, on August 16, 2010 in exchange for the redemption of the 2008 Note and the 2008 Warrants. The Investor and the Company released each other from all claims related to the Securities Purchase Agreement, as amended, the 2008 Note and the 2008 Warrants. In addition, pursuant to the Settlement Agreement, as amended, since January 5, 2010, the Company delivered to the Investor an aggregate of 1,100,000 shares of Common Stock pursuant the terms of the 2008 Note.  Under the Settlement Agreement, as amended, the Investor will also return the shares of common stock and original certificate of trademarks that were pledged in 2007.

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

Jinan Yinquan’s principal activities were developing and sales of computer software and hardware and digital video pictures system and developing and sales of computer network and network audio devices, parts and low value consumables (exclusive of the business not obtained the license). After completing the acquisition of BPUT, the Company was focusing on the Voice over Internet Phone (“VoIP”), information security and virtualization technology related business.  In 2008, Jinan Yinquan launched a new communication platform based on its VoIP technology. The new platform, International Business Communication Center (IBCC), includes telephone, fax, Email, SMS, conference calling and video conferencing together with OA and CRM software, in a single integrated package.  However, on July 5, 2009, due to the political riot in Urumqi, the capital of the Xinjiang Uygur Autonomous region, the Chinese government issued an order to block VoIP services. As of the filing of this report, the Chinese government has not removed the order to resume services. The Company’s telecom service business  suffered tremendously.. The Company did not anticipate that the government would issue this order, nor did the Company expect such a long duration of the suspension of VoIP services. As a result, on February 5, 2010, the Company announced that it has discontinued its entire VoIP business and is focusing on providing integral virtualization solutions and services in China.

The virtualization business is primarily conducted through BPUT outside of Shandong area, while Jinan Yinquan is primarily focusing on Shangdong area. Currently, both Jinan Yinquan and BPUT are the leaders in applied virtual technology field in China. In May 2008, BPUT became an official Technology Alliance Partner (TAP) of VMware (NYSE: VMW). VMware is the global leader in virtualization solutions from the desktop to the data center. Customers of all sizes rely on VMware to reduce capital and operating expenses, ensure business continuity, strengthen security and go green. VMware has more than 100,000 customers worldwide and all Fortune 100 enterprises are using the mature virtual technology of VMware. The alliance partnership allows BPUT to leverage VMware’s advanced virtual technology in the information security products marketplace in order to broaden its product offerings and strengthen its competitive advantage.

After Jinan Yinquan launched both the virtualization application technology in 2008, its virtualization technology was endorsed as the designated virtualization application technology product for the 11th National Games of the PRC (the “National Games”).  Jinan Yinquan implemented the virtualization technology in the National Games dedicated data center. The virtualization technology significantly reduced system purchases and operating costs. It also improved the reliability and manageability of the system and safeguard the information used during the National Games.

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

On December 31, 2009, the Board of China VoIP & Digital Telecom Inc. approved the transfer of its 100% shareholder interest of Jinan Yinquan to Honest at the price of RMB34,464,934.21 (Approx. $5,040,797). After the transfer, Jinan Yinquan will become the wholly-owned subsidiary of Honest. Honest will retain the right to manage Jinan Yinquan and continue to develop its business operations. The purpose of this transfer is mainly to better develop Jinan Yinquan in China, since the Chinese government offers stronger support to local companies. As of the date of this report, the transaction has not been consummated.

Since 2008, the Company’s integral virtualization solutions and services have obtained strong support from the Chinese governments, and the Company has several breakthroughs in the virtualization field. Currently, the Company’s main businesses are to:

1.	Develop and Promote Server Virtualization Technology.
2.	Provide Virtual Desktop Infrastructures (VDI).

3.	Provide Disaster Tolerance Backup and Management Technology under Virtualization Infrastructure.
4.	Provide Information Technology Outsourcing services of virtualization products and technology (ITO).

5.	Offer Info-security Storage Products.

In addition, the Company achieved several VMware certifications including:

•	VMware Technology Alliance Partner (TAP)
•	VMware Community Source (VCS)

•	VMware Premier Partner (VPN)
•	VMware Authorized Training Center (VATC)

•	VMware Authorized Consultant (VAC)

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues.  During the three months ended June 30, 2010, we recorded revenues of $1,047,980, an increase of $972,235, or 1,284%, compared to $75,745 during the same period of 2009. The significant increase was largely attributed to the Company’s ongoing operation of its virtualization business.  We expect our revenues to continue to grow rapidly as a result of the increased number of projects we entered into during the quarter ended June 30, 2010. The revenues will be recognized when the virtualization implementation of these projects are completed by the second half of 2010.

Cost of Revenues.  Cost of revenues during the first quarter of 2010 was $671,794, an increase of $615,567, or 1,095% compared to $56,227 during the same period of 2009, as a result of the continued marketing expansion strategy of the new virtualization business. The increased cost is comparable to our increased revenues during the three months ended June 30, 2010.

Gross Profit.  The gross profit was $376,186 during the second quarter 2010, an increase of $356,668, or 1,827%, from $19,518 during the same period of 2009. The increased gross profit from the quarter was due to significant increased revenues from the operation of our virtualization business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,108,334 during the three month periods ended June 30, 2010, an increase of $1,030,956, or 1,332%, compared to $77,378 during the same period of 2009. The increase was mainly because of the marketing expansion strategy of the new virtualization business. In addition, we recruited more virtualization-related professionals to develop the new business, and we therefore incurred additional salary and corresponding insurance expenses for those professionals.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $251,939 during the three month periods ended June 30, 2010, an increase of $151,040, or 150%, compared to $100,899 during the same period of 2009.  Higher depreciation and amortization expenses in the second quarter of 2010 were driven by the increases in fixed and intangible assets associated with the operation of our virtualization business.  Some of these assets are not estimated to have long useful life.

Operating Loss.  We recorded an operating loss of ($984,087) during the three month period ended June 30, 2010, compared to operating loss of ($158,759) during the same period of 2009. The operating loss was attributed to the higher costs related to our marketing expansion strategy of the new virtualization business. Significant growth of net revenues during the three month period ended June 30, 2010 was not enough to offset the increases in cost of revenue and the SG&M in the period.

Other Income . Other income primarily included the interest expense of $62,716, a gain on  the settlement of debt of $724,240, and other income of $210,833 during the three month periods ended June 30, 2010.  The gain on settlement was mainly driven by the interest expense associated with the convertible debt that was terminated this year.

Net Income (Loss).  Net loss was ($111,730) during the three months ended June 30, 2010, compared to a net income of $1,252,209 during the same period of 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues .   During the six month period ended June 30, 2010, we recorded revenues of $2,208,319, an increase of $1,922,909, or 674%, compared to $285,410 of same period of 2009. The revenue increase was mainly driven by the new virtualization business.

Cost of Revenues. Cost of revenues was $1,621,359 during the six month period ended June 30, 2010, an increase of $1,492,472, or 1,158%, compared with $128,887 in the same period of 2009 as a result of the continued marketing expansion strategy of the new virtualization business.

Gross Profit.  The gross profit was $586,960 during the six months ended June 30, 2010, an increase of $430,437, or 275%, compared with $156,523 in the same period in 2009.  The increased gross profit from the quarter was due to sharply increased revenues in our virtualization business.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1,727,255 during the six month periods ended June 30, 2010, an increase of $1,551,693, or 884%, compared with $175,562 in the same period of 2009, as a result of the continued marketing expansion strategy of the new virtualization business.

Depreciation and amortization expenses increased by $213,874, 188%, to $327,836 during the six month period ended June 30, 2010, compared to $113,962 the same period of 2009. Higher depreciation and amortization expenses in the period were attributed to the increases in fixed and intangible assets associated with the operation of virtualization business.  Some of these assets are not estimated to have long useful life.

Operation Loss.  We recorded an operating loss of $1,468,131 during the six months ended June 30, 2010, compared to $133,001 during the same period of 2009.  The operating loss was driven by higher costs related to our marketing expansion strategy of the new virtualization business and increased expenses in selling, marketing and general administrative.

Other Income (Expense).  Other income primarily included interest expense of $114,991, a gain on settlement of debt of $2,634,240, beneficial conversion feature (BCF) expense of $1,620,370, and a gain on the cancellation of warrants of $2,163,195 during the six months period ended June 30, 2010, as a result of redemption of the convertible debt previously issued in December of 2007. Net other income was $3,322,513 during the six months period ended June 30, 2010, compared to the net other expense of ($4,245,580) during the same period of 2009.

Net Income (Loss). Net income was $1,854,382 during the six month ended June 30, 2010, compared to net loss of ($5,093,052) during the same period of 2009.  The increased net income was mainly due to the increased other income associated with the settlement of convertible debt and cancellation of warrants.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, the Company's cash was $1,011,487, a significant increase of $644,724, or 176% as compared to $366,763 as of December 31, 2009. We had a deficit of working capital of ($814,676) as of June 30, 2010, an improvement of $4,578,813 compared to a working capital deficit of $5,393,489 as of December 31, 2009.

Net Cash Used in Operating Activities

Cash used in operating activities was $2,048,570 during the six month period ended June 30, 2010, compared to cash used by operating activities of $373,343 for the same period in 2009. The net income of $1,854,382  was not enough to offset the total cash used adjustments of $3,902,953 in the six month period ended June 30, 2010. Cash used in operating activities during the same period of 2009 mainly consisted of an increase of derivative liability of $3,047,380, an increase in advances to suppliers of $44,135, a decrease in inventory of $176,163 and an increase in accrued expenses and other current liabilities of $416,667, partially offset by net loss of $5,093,052, a change in beneficial conversion feature of $833,333, depreciation and amortization of $390,302, provision for bad debt of $89,812, and amortization of debt discount and fund raising fee of $72,494.

Net Cash Used in Investing Activities

Cash flows used in investing activities was $1,218 during the six month period ended June 30, 2010, compared to $1,497,539 during the same period of 2009. Cash used in investing activities during the six month period ended June 30, 2010 mainly consisted of purchase of property and equipment of $121,557, due to related party of $240,946, payment for rent deposit of $74,519 and cash received for interest bearing loan of $435,804. Cash used in investing activities during the six month period ended June 30, 2009 mainly consisted of purchase of property and equipment of $26,872, purchase of intangible assets of $66, payment for deposit of software of $663,621 and cash for payment for interest bearing loan of $806,980.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities were $2,705,574 during the six months ending June 30, 2010, as compared to $1,796,515 during the six months ending June 30, 2009.  The proceeds from common stock issuance were $2,530,000 as of June 30, 2010.

On May 24, 2010, China VoIP and Digital Telecom Inc entered into the Stock Purchase Agreements with three investors to sell in a private placement 9,000,000 shares in total (each investor purchased 3,000,000 shares) of the Company’s common stock for $0.27 per share for an aggregate purchase price of $2,430,000.

On May 25, 2010, the Company entered into a Stock Purchase Agreement with one investor to sell in a private placement 1,000,000 shares of the Common Stock for $0.27 per share for an aggregate purchase price of $270,000.  The Company received $100,000 in cash for the investment and $170,000 is in the subscription receivable.

On July 15, 2010, China VoIP and Digital Telecom Inc., a Nevada corporation (the “Company”), entered into Stock Purchase Agreements with three investors named therein (the “July 15 Investors”) to sell in a private placement to the July 15 Investors 5,300,000 shares in total (each investor purchased 3,000,000, 500,000 and 1,800,000 shares respectively) of the Company’s common stock, par value $0.001 per share, for $0.27 per share for an aggregate purchase price of $1,431,000.

Effective January 11, 2010,, Castlerigg Master Investments, Ltd. (the “Investor” agreed to accept $3,000,000 from the Company in exchange for the redemption of the 2008 Note in the original principal amount of $5,000,000 and redemption of the  2008 Warrants.  Pursuant to the  Amended and Restated Redemption and Pay-off Agreement dated as of April 14, 2010, the Company paid the Investor $50,000 . On July 29, 2010, the Company and the Investor  entered into a Second Amended and Restated Securities Redemption and Pay-Off Agreement (the “Second Amended and Restated Settlement Agreement”), pursuant to which  the Company paid the Investor $800,000  The balance of $2,150,000 was paid on August 16, 2010. Pursuant to the Settlement Agreement, as amended,  the Investor also converted a portion of the 2008 Note for 1,100,000 shares of the Company’s Common Stock pursuant to the terms of the 2008 Note.  Under the Settlement Agreement, as amended, the Investor will also return the shares of common stock and original certificate of trademarks that were pledged in 2007.

 We had net income of $1,854,382 during the six month ended June 30, 2010, compared to net loss of ($5,093,052) during the same period of 2009.   Management believes that the profitability and recent infusions of equity capital will help ensure our continued operations for the next 12 months, but there can be no assurance that our profitability will continue.

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

Not applicable to smaller reporting company.

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

Item 1A.                      Risk Factors

Not applicable to smaller reporting company.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in the Company’s Form 8-K filed on June 4, 2010, we entered into stock purchase agreements on May 24, 2010, with three investors to sell 9,000,000 shares in total (each investor purchased 3,000,000 shares) of the Company’s common stock, for $0.27 per share for an aggregate purchase price of $2,430,000.  On May 25, 2010, we entered into a stock purchase agreement with an investor to sell 1,000,000 shares of the Common Stock for $0.27 per share for an aggregate purchase price of $270,000.  As of August 13, 2010, the Company has issued all of the shares under these stock purchase agreements.

On July 15, 2010, we entered into stock purchase agreements with three investors to sell 5,300,000 shares in total (each investor purchased 3,000,000, 500,000 and 1,800,000 shares respectively) of the Company’s common stock, for $0.27 per share for an aggregate purchase price of $1,431,000.  The transactions have been closed, while as of August 17, 2010, the Company has not issued all of the shares under these stock purchase agreements.

The issuance of the shares of Common Stock described in the preceding paragraphs is exempt from registration under the Securities Act of 1933 (the “Act”) by reason of the exemption provided by Section 4(2) of the Act for a transaction not involving a public offering.

Item 3.                                Defaults Upon Senior Securities

As previously disclosed in the Company's Form 10-Q filed on August 14, 2008 and the Current Report Form 8-K filed on October 10, 2008, we received event of default redemption notices dated July 25, 2008 (the "July Default Notice") and dated October 6, 2008 (the “October Default Notice” collective, with the July Default Notice, the “Default Notices”) respectively from an accredited investor (the “Investor”) with respect to the amended and restated terms of the Securities Purchase Agreement and related transaction documents dated December 21, 2007 (the “Financing Transaction”).  Both the July Default Notice and the October Default Notice stated that we were in default for failure to: (1) cause the Initial Registration Statement to be declared effective by the SEC on or prior to June 18, 2008 and (2) make the required Registration Delay Payments to the Investor on or prior to the applicable Payment Date.  We agreed to enter into the Amended Agreement (as defined below) and all related documents as a direct response to resolve the Default Notices and as an inducement for the Investor to issue us a formal withdrawal of the Default Notices.  Upon closing of the above Amended Agreement, the Investor agreed to withdraw the Default Notices and we will no longer be in default under the Financing Transaction and Amended Agreement.

On December 8, 2008,  we entered into an Amendment and Exchange Agreement (the “Amended Agreement”) with the Investor in the Financing Transaction.  The Financing Transaction is disclosed in more detail in the Form 8-K filed on December 26, 2007.  In connection with the Amended Agreement, we agreed to exchange the note and warrants issued in the Financing Transaction for (i) an amended and restated senior secured convertible note in the principal amount of $5,000,000 (the "2008 Note"), which is convertible into Common Stock, (ii) an amended and restated Series A Warrant in the form, which is exercisable into 23,062,731 shares of Common Stock (the "Exchanged Series A Warrant "), (iii) an amended and restated Series B Warrant which is exercisable into 16,143,911 shares of Common Stock (the "Exchanged Series B Warrant "), (iv) an amended and restated Series C Warrant, which, subject to certain conditions, shall be exercisable to 16,489,852 shares of Common Stock (the "Exchanged Series C Warrant") and (v) a new Series D Warrant which is exercisable into 7,500,000 shares of Common Stock (the "Exchanged Series D Warrant,” and together with the Exchanged Series A Warrant, Exchanged Series B Warrant and Exchanged Series C Warrant, the “2008 Warrants”).

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

As disclosed in Form 10-K filed on March 31, 2009, we received an Investor Redemption Notice (the “Notice”) from the Investor on December 21, 2008, stating that they selected to redeem one third of the principal ($5,000,000) after one year of the investment since December 21, 2007 according to the Amendment Agreement. The Company received the Notice and was under discussion with the Investor to seek a consummate solution for the Company was not available to render the required amount before December 31, 2008, the deadline for the redemption. The issue would incur default for the Company and it was uncertain if we can get a resolution finally.

As disclosed in From 8-K filed on June 30, 2009, we received an Event of Default Redemption Notice (the " Default Notice") from the Investor with respect to the certain Amended and Restated Senior Secured Convertible Note issued by the Company to the Investor on or about December 21, 2007, as amended December 8, 2008 (the “Financing Transaction”) on June 22, 2009. The Default Notice stated that we are in default for failure to (1) pay the Redemption Amount of $1,703,025.33 by no later than December 30, 2008;  (2) make timely payment of the interest covering the Calendar Quarter ended March 31, 2009; and (3) make required share conversion within two business days after getting the Conversion Notice; The total amount of the Default Redemption was calculated as $66,703,289. The Company did not believe that any of the events specified in the Notice constituted a default under the Note.

As the Company previously reported in the January 11, 2010 Form 8-K (with regard to the Securities Redemption and Pay-off Agreement, the “Settlement Agreement”), the Investor agreed to accept $3,000,000 from the Company in exchange for the redemption of the 2008 Note and the 2008 Warrants, but only upon the terms and conditions expressly set forth in the Settlement Agreement (the “Conditions”).

In April and July 29, 2010, the Company and the Investor entered into two  Amended and Restated Securities Redemption and Pay-Off Agreements, pursuant to which the , the Company and the Investor agreed to extend the termination date in consideration for a payment by the Company to the Investor of  an aggregate of  $850,000.

The Company paid the $2,150,000 balance due under the Settlement Agreement, as amended, on August 16, 2010 in exchange for the redemption of the 2008 Note and the 2008 Warrants. The Investor and the Company released each other from all claims related to the Securities Purchase Agreement, as amended, the 2008 Note and the 2008 Warrants. In addition, pursuant to the Settlement Agreement, as amended,  since January 5, 2010, the Company delivered to the Investor an aggregate of 1,100,000 shares of Common Stock pursuant the terms of the 2008 Note.  Under the Settlement Agreement, as amended, the Investor will also return the shares of common stock and original certificate of trademarks that were pledged in 2007.

Item 4.                                  (Removed and Reserved)

Item 5.                                Other Information

None.

Item 6.                                Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit
10.1	Form of Stock Purchase Agreement dated as of July 15, 2010 by and between the Company and Sun Jing.
10.2	Form of Stock Purchase Agreement dated as of July 15, 2010 by and between the Company and Sun Jing Long.
10.3	Form of Stock Purchase Agreement dated as of July 15, 2010 by and between the Company and Wang Haifeng.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA VOIP & DIGITAL TELECOM INC.

By:	/s/ Li Kunwu
Li Kunwu
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2010

CHINA VOIP & DIGITAL TELECOM INC.

By:	/s/ Li Kunwu
Li Kunwu
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: August 19 , 2010