Form 10-Q
period 2010-09-30
China VoIP & Digital Telecom Inc.
filed 2010-11-22
CIK 1337615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______to______.

CHINA INTELLIGENCE INFORMATION SYSTEMS INC.
 (Exact name of registrant as specified in the Charter)

Nevada	333-131017	98-0509797
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)
11th Floor Tower B1, Yike Industrial Base, Shunhua Rd,
High-tech Industrial Development Zone, Jinan, China 250101
 (Address of Principal Executive Offices)

86-(531) 55585742
 (Issuer Telephone number)

 CHINA VOIP & DIGITAL TELECOM INC.
(Former name, former address and former fiscal year if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__] No  [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	69,791,489

CHINA INTELLIGENCE INFORMATION SYSTEMS INC.
FORM 10-Q

For the three and nine months ended September 30, 2010

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements	3-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	15
Item 4	(Removed and Reserved)	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements

TABLE OF CONTENTS

Unaudited Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3
Unaudited Consolidated Statements of Operations
for the three and nine month periods ended September 30, 2010 and 2009	4
Unaudited Consolidated Statements of Cash Flows
for the nine month periods ended September 30, 2010 and 2009	5
Notes to Unaudited Consolidated Financial Statements	6-13

CHINA INTELLIGENCE INFORMATION SYSTEM INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	AS OF
	SEPTEMBER 30, 2010	DECEMBER 31, 2009
Assets
Current assets
Cash and cash equivalents	$449,294	$366,763
Accounts receivable, net	2,568,977	95,699
Inventories, net	625,329	580,598
Due from related parties	142,301	130,942
Loans receivable	406,633	2,917,707
Other current assets, net	1,053,459	394,592
Current assets of discontinued operations	-	47,054
Total Current Assets	5,245,993	4,533,356

Investment in Yinquan Holding	1,932,860	-

Long-term deposit & prepayment	107,007	33,898

Property & Equipment, net	1,434,249	1,261,620

Intangible Assets, net	4,010,966	505,687

Total Assets	$12,731,075	$6,334,561

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$2,099,889	$10,951
Short-term loans	2,538,033	2,852,045
Warrant Liability	-	2,163,195
Other payable	404,186	503,053
Accrued expenses and other current liabilities	776,060	992,474
Due to related parties	63,561	20,000
Convertible debt	-	3,379,630
Current liabilities of discontinued operations	-	5,497
Total Current Liabilities	5,881,729	9,926,845

Long-term loan	1,492,961	-

Total liabilities	7,374,690	9,926,845

Stockholders' Equity (Deficit)
Common Stock, par value $.001 per share, 75,000,000 shares authorized; 69,791,489 and 53,008,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009	69,791	53,008
Additional paid-in-capital	7,459,247	3,408,515
Shares to be cancelled, 1,012,000 shares as of September 30, 2010 and 1,212,000 shares as of December 31, 2009	(1,012,000)	(1,212,000)
Other comprehensive income	1,011,724	786,416
Statutory reserves	228,633	228,633
Accumulated deficit	(2,401,010)	(6,856,856)
Total Stockholders' Equity (Deficit)	5,356,385	(3,592,284)

Total Liabilities and Stockholders' Equity (Deficit)	$12,731,075	$6,334,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA INTELLIGENCE INFORMATION SYSTEM INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three month periods ended September 30,				Nine month periods ended September 30,
	2010	_	2009	_	2010	_	2009
Revenues:
License sales	$1,778,956		$114,806		$2,938,259		$251,230
Consulting - Software development	820,297		-		1,354,865		-
Hardware sales	672,243		-		1,110,328		-
Training and other	117,180		21,414		193,543		170,400
Net revenues	3,388,676		136,220		5,596,995		421,630

Cost of revenues:
License sales	811,932		56,140		1,662,623		101,409
Consulting - Software development	111,866		-		229,072		-
Hardware sales	478,404		-		979,645		-
Training and other	64,873		1,058		217,094		84,676
Cost of revenue	1,467,074		57,198		3,088,433		186,085
Gross profit	1,921,602		79,021		2,508,562		235,544

Operating Expenses :
Selling, general and administrative	144,592		1,090,105		1,871,847		1,265,667
Depreciation and amortization	115,514		27,953		443,350		141,915
Total operating expenses	260,106		1,118,058		2,315,197		1,407,582

Gain/(Loss) from operations	1,661,496		(1,039,037)		193,365		(1,172,038)

Other income (expenses)
Interest expense	(56,871)		(190,007)		(171,862)		(573,251)
Amortization of convertible debt	-		(416,666)		-		(1,250,000)
Change in derivative liability	(56,655)		1,107,691		(1,677,025)		(1,939,689)
Gain (loss) on settlement of debt	(28,145)		-		2,606,095		-
Cancellation of warrants	-		-		2,163,195		-
Recovery of bad debts	1,086,061		-		1,086,061		-
Other financial income (expense)	92,352		121,982		352,791		140,360
Total other income/(expense)	1,036,742		623,000		4,359,255		(3,622,580)

Loss from 27% Investment in Yinquan Holding	(7,851)		-		(7,851)		-

Income (Loss) from continued operations	2,690,387		(416,037)		4,544,769		(4,794,618)

Loss from Discontinued Operations	-		(395,931)		-		(1,110,402)
Net Income (Loss)	2,690,387		(811,968)		4,544,769		(5,905,020)

Other comprehensive item:
Foreign currency translation gain/(loss)	297,791		(20,421)		225,308		27,171

Net comprehensive Income (Loss)	$2,988,178		$(832,389)		$4,770,077		$(5,877,849)

NET EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUED OPERATIONS - BASIC & DILUTED	$0.04		$(0.01)		$0.07		$(0.09)

NET EARNINGS (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC & DILUTED	$(0.00)		$(0.01)		$(0.00)		$(0.02)

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC & DILUTED	$0.04		$(0.02)		$0.07		$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC & DILUTED	68,894,566		53,008,000		61,389,039		53,008,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA INTELLIGENCE INFORMATION SYSTEM INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES)
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Nine Month Periods Ended September 30,
	2010	_	2009
Cash flows from operating activities:
Net income (loss)	$4,544,769		$(5,905,020)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization of beneficial conversion feature	-		1,250,000
Change in derivative liability	1,677,025		1,939,689
Depreciation and amortization	443,350		141,915
Depreciation and amortization – discontinued operations	-		491,268
Gain on settlement of debt	(2,606,095)		-
Cancellation of warrants	(2,163,195)		-
Reserve for bad debts	229,763		979,942
Amortization of debt raising fee	-		109,491
Reserve for inventory	40,543		-

( Increase)/decrease in operating assets:
Accounts receivable	(2,707,247)		110,543
Recovery of bad debts	(1,086,061)
Inventories	(73,484)		(151,811)
Advances to suppliers	(86,869)		494,589
Prepaid expenses and other assets	(504,055)		216,939
Current assets of discontinued operations	47,054		(1,474,414)
Increase/(decrease) in operating liabilities:
Accounts payable	2,052,461		21,106
Other payable	(112,827)		-
Accrued expenses and other current liabilities	523,127		554,648
Current liabilities of discontinued operations	5,497		(6,096)
Net cash provided by (used in) operations	223,755		(1,227,211)

Cash flows from investing activities:
Proceeds from (purchase of) property and equipment	(290,844)		(51,035)
Proceeds from (payment of) interest bearing loan	2,527,035		(294,192)
Acquisition of intangible assets	(2,688,714)		(2,617)
Payment for software & rental deposit	(74,719)		-
Investment in Shandong Yinquan	(1,932,860)		-
Due from related party	42,805		(75,608)
Net cash used in investing activities	(2,417,297)		(423,452)

Cash flows from financing activities:
Proceeds from common stock issuance	4,131,000		-
Proceeds on (payment of) short-term loan	(366,763)		1,869,544
Payment of convertible debt	(3,000,000)
Proceeds on long-term loan	1,467,050		-
Net cash provided by financing activities	2,231,287		1,869,544

Foreign currency translation effect	44,786		24,829

Net increase in cash and cash equivalents	82,531		243,710

Cash and cash equivalents, beginning balance	366,763		341,331

Cash and cash equivalents, ending balance	$449,294		$585,041

SUPPLEMENTARY DISCLOSURE:
Interest paid	$-		$117,670
Income tax paid	$-		$-

NON-CASH INVESTING & FINANCING ACTIVITIES:
Cashless exercise of options	$53		$-
Common shares canceled	$200,000		$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA INTELLIGENCE INFORMATION SYSTEMS INC.  AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1GENERAL

China Intelligence Information Systems Inc. (“the Company” or “We”), formerly, Crawford Lake Mining, Inc. and China VoIP & Digital Telecom Inc. acquired on August 17, 2006, all of the outstanding capital stock of Jinan YinQuan Technology Co. Ltd. (“Jinan YinQuan”) in exchange for the issuance of 40,000,000 shares of our common stock to the Jinan Shareholders and $200,000. Such shares are restricted in accordance with Rule 144 of the 1933 Securities Act. In addition, as further consideration for the acquisition, Apollo Corporation, the principal shareholder of the Company, agreed to cancel 11,750,000 post-split shares of its outstanding common stock. Based upon same, Jinan YinQuan became our wholly-owned subsidiary. Jinan YinQuan was established in JiNan in the People’s Republic of China (“the PRC”) in 2001.  The exchange of shares with Jinan YinQuan has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of the Jinan YinQuan obtained control of the consolidated entity.

On May 7, 2008 (the “Closing Date”), Jinan Yinquan completed the acquisition of 80% of Beijing Power Unique Technologies Co., Ltd. (“BPUT”), a company incorporated under the laws of the People’s Republic of China, in accordance with the Investment Agreement.

On July 5, 2008, Jinan Yinquan acquired another 20% ownership of BPUT. BPUT therefore became 100% owned subsidiary of Jinan Yinquan on the same date.

The Company’s principal activities are developing and sales of computer software and hardware, digital video pictures system; and developing and sales of computer network and network audio devices.  Before July 2009, the Company was focused on the Voice Over Internet Phone (“VOIP”) technology related business. In July 2009, the VOIP business was discontinued by China government and the company transitioned to focus on providing virtualization solutions and services. Now, the Company also focuses on the cloud computing.

The virtualization business is primarily conducted through BPUT outside of the Shandong area, while Yinquan is primarily focusing on the Shangdong area.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Principle of Consolidation
The accompanying consolidated financial statements include the accounts of China Intelligence Information Systems Inc. (the “Company”) and its 100% wholly-owned subsidiary Jinan YinQuan Technology Co. Ltd. (“Jinan YinQuan”). It also includes Beijing Power Unique Technologies Co., Ltd. (“BPUT”), a 100% owned subsidiary of Jinan YinQuan. All significant inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation
The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130 (ASC 220), “Reporting Comprehensive Income” as a component of shareholders’ equity for the nine months periods ended September, 2010 and 2009, the foreign currency translation gain was $225,308 and $27,171 respectively.

Allowance for Doubtful Accounts
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2010 and December 31, 2009, the allowance for doubtful accounts for accounts receivable was $367,153 and $90,256, respectively.

Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and an allowance is made for writing down the inventories to their market value, if lower.  As of September 30, 2010 and December 31, 2009, the reserve for obsolescence of inventory was $150,177 and $147,121, respectively.

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

Building                                                   20 years
Furniture and Fixtures                           5-10 years
Equipment                                               5-10 years
Vehicles                                                   10 years
Computer Hardware and Software         5 years

Software development cost
Software development costs incurred prior to the establishment of technological feasibility are expensed.  Software development costs incurred between the establishment of technological feasibility and product release are capitalized, if material, and amortized over the estimated economic life of the product, which is generally three years.

Equity investment
The equity method is used when the investor’s ownership interest gives it the ability to influence investee firm’s financial and operating policies. The appropriate percentage of a loss incurred by the investee is recognized immediately by the investor with the carrying value of the investment account also being reduced.

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

Revenue Recognition
The Company markets products primarily through its subsidiaries and alliance system integrators.  The Company’s products consist of virtualization technology related hardware, software, service and in-house developed software. The hardware includes serves, storage devices, virtualization desk-top devices and other hardware used during the virtualization projects implemented by the Company. The software indicates virtualization related software which is purchased from Vmware and Vizioncore. The services including software maintenance and update, product training and consulting services. Self-developed software is developed by the Company for satisfying diverse demands from clients which has nothing to do with the virtualization technology.

The Company’s revenue recognition policies are in compliance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. Under which, software revenue is recognized at the delivery but service and the maintenance revenue is recognized over the period of service contract per percentage of completion method. The service and maintenance revenue is recognized based upon fair value method regardless of contract terms.

Hardware and Software Revenue
•	The Company recognizes revenue relating to hardware and software when all of the following criteria are met
•	Persuasive evidence of the arrangement exists
•	Delivery has occurred or the service has been provided and the Company has no remaining obligations The fee is fixed or determinable
•	Collectability is probable

Sales through system integrators are evidenced by a master distribution agreement, together with purchase orders or equivalent, on a transaction-by-transaction basis.

Service Revenue
Services revenues consist of software maintenance and professional services. The Company recognizes software maintenance revenues ratably over the contract period, which typically ranges from one to five years. Professional services include design, implementation, and training. Professional services are not considered essential to the functionality of the Company’s products as these services do not alter the product capabilities. Professional services engagements performed for a fixed fee, for which the Company is able to make reasonably dependable estimates of progress toward completion, are recognized on a proportional performance basis based on hours and direct expenses incurred. Professional services engagements that are on a time and materials basis are recognized based upon hours incurred. Revenues on all other professional services engagements are recognized upon completion.

In-House Developed Software Revenue
There are two circumstances of the revenue recognition for in house developed software:
1.	Development cycle within one year
The Company recognizes revenue of internally development software when all of the following criteria are met:
•	Persuasive evidence of the arrangement exists
•	Delivery has occurred or the service has been provided and the Company has no remaining obligations The fee is fixed or determinable
•	Collectability is probable
2.	Development cycle is longer than one year
The revenue is recognized based on the percentage-of-completion method during the period of the contract.

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

Basic And Diluted Earnings Per Share (EPS)
Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128) (ASC 260), “Earnings per share”. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings per share were $0.07 and $(0.11) for the nine month periods ended September 30, 2010 and 2009, respectively.

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

Accounting Changes and Error Corrections
In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, a change in accounting estimate, such as in a bad-debt allowance, a warranty liability, or the service life of an asset, is not an error.  These estimates were based on the best information available at the time. These changes will continue to be treated prospectively, as under APB 20. However, if a change in estimate affects several future periods and materially affects the current period, disclosure of the effect of the change on current income from continuing operations, net income and the corresponding earnings-per-share figures is required.

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

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company is required to adopt ASU No. 2010-20 as of December 15, 2010 and is currently evaluating the impact the new disclosure requirements will have on its financial statements and notes.

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

NOTE 4   DUE FROM RELATED PARTY

Due from related party amounted to $142,301 and $130,942 as of September 30, 2010 and December 31, 2009, respectively. It represents temporally advance to one Director of the Company for business development purpose.  The receivables are unsecured and non interest bearing.

NOTE 5   LOANS RECEIVABLE

Loans receivable are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs.  The allowances were zero as of September 30, 2010 and December 31, 2009, respectively.  All of the loans receivable are due on demand and the company has not incurred any losses due to uncollectible receivable.

As of September 30, 2010 and December 31, 2009, the loans receivable comprise of the following:

	September 30, 2010	December 31, 2009

Loan to unrelated party A, interest free, due on demand, unsecured	$-	$870,599
Loan to unrelated party B, interest at 7.965% annually, unsecured	-	73,129
Loan to unrelated party Shandong Sanyi, interest free, due on demand, unsecured	121,188	292,517
Loan to unrelated party Shenzhen Xindun Investment Consulting Firm, interest free, due on demand, unsecured	298,592	-
Loan to unrelated party Wendeng, interest free, due on demand, unsecured		1,681,462
Other	(13,147)	-
Total	$406,633	$2,917,707

NOTE 6   OTHER CURRENT ASSETS

As of September 30, 2010 and December 31, 2009, the other current assets comprise of the following:

	September 30, 2010	December 31, 2009

Security deposit for loans and business development	$538,741	$84,265
Advance to attorney	-	50,000
Advances to employees and others	302,624	158,038
Advance to suppliers	196,782	5,777
Prepayment	162,221	199,144
Total	1,200,368	497,224

Less: Provision for write off	(146,909)	(102,632)

Total other current assets, net	$(1,053,459)	$394,592

NOTE 7 LONG TERM RENT DEPOSIT & PREPAID EXPENSES

The balances of long term prepaid expenses as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009

Prepaid image design	$51,806	$46,978
Rent deposit	76,039
Less: Amortization (Image design)	(20,838)	(13,080)

Long term prepaid expenses, net	$107,007	$33,898

During the year ended December 31, 2008, Power Unique (BPUT), one of the subsidiaries of the Company, incurred $46,978 image designing fees for its new product.  In 2010, BPUT also incurred $4,828 Microsoft authorization fees for its new product.  Such cost will be amortized over five years.

The amortization expense for the next four years after September 30, 2010 is as follows:

Amortization for the next four years is as follows :
2010	$2,870
2011	11,481
2012	11,481
2013	5,136

Total	$30,968

The amortization expense for the nine months periods ended September 30, 2010 was $7,239.

NOTE 8   PROPERTY AND EQUIPMENT, NET

The balances of the Company property and equipment as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009

Electronic Equipment	$593,614	$1,009,141
Vehicles	383,646	363,402
Furniture and fixture	59,553	175,632
Office Building	1,049,600	860,939
	2,086,414	2,409,114

Less: Accumulated depreciation	(515,932)	(1,147,494)
Less: Impairment in Electronic Equipment	(136,233)

Property and Equipment, net	$1,434,249	$1,261,620

The depreciation expense for the nine month periods ended September 30, 2010 and 2009 was $116,099 and $337,961 respectively.

NOTE 9 LONG TERM INVESTMENT

On July 20, 2010, the Board of Jinan Yinquan approved the Investment to Shandong Yinquan Investment Holding Limited (Yinquan Holding). The initial capital contribution is $1,940,711 (RMB13,000,000), which takes account of 27% of the shareholder interest of Yinquan Holding. The main purpose of the investment is for Yinquan Holding to establish China Cloud Computing Science Park in Nanhai New Areas of Wendeng City. The city is located in Shandong Province. The investment was accounted for as an equity method investment as the Company has exercised significant influence over the operating and financial policies of Yinquan Holding.

The Company’s investment in equity for the period ended September 30, 2010 is as follows:

Initial investment in Yinquan Holding at cost	1,940,711
Net loss for the nine month period ended September 30, 2010	29,078
CIIS's interest (27%)	7,851
Net book value at September 30, 2010	1,932,860

Net loss for the three month period ended September 30, 2010	29,078
CIIS's interest (27%)	7,851
Net book value at September 30, 2010	1,932,860

A summary of financial information for Yinquan Holding is as follows:
September 30, 2010
Assets	$ 4,211,005
Liabilities	30,358
Equity	4,180,647
Company's equity @ 27%	$ 1,932,860

NOTE 10   INTANGIBLE ASSET

Intangible asset mainly comprised of a set of software in Jinan YinQuan acquired from third parties and a set of software from Power Unique. Those sets of software acquired from third parties are used for the core technology of the Company’s software business.  They are amortized over a life of five years. Intangible assets comprised of following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Software, cost	$5,596,389	$761,839

Less: Accumulated Amortization	(591,493)	(256,152)
Less: Impairment	(993,930)
Intangible asset, net	$4,010,966	$505,687

The amortization expenses for the next four years after September 30, 2010 are as follows:

Amortization for the next four years is as follows :

2010	$332,297
2011	1,322,152
2012	1,322,152
2013	1,036,124

Total	$4,010,966

The amortization expense for the nine month periods ended September 30, 2010 and 2009 was $324,294 and $288,732, respectively.

NOTE 11   SHORT TERM LOANS

As of September 30, 2010 and December 31, 2009, the Company had short-term loans balanced at $2,538,033 and $2,852,045, respectively. The short terms loans comprised of the following:

The Company has an approved line of credit up to the amount of $746,480 and $0 from Qilu Bank as of September 30, 2010 and December 31, 2009 respectively. The line of credit expires on April 9, 2011. The line is secured by Shandong Wuerde Security Company with a flexible interest rate which equals to 30% above the benchmark interest rate set up by the People’s Bank of China. The Company used the full line of credit as of September 30, 2010.

The Company has an approved line of credit up to the amount of $447,888 and $658,164 from China CITIC Bank as of September 30, 2010 and December 31, 2009 respectively.  The line, expiring on June 3, 2011, is secured by Shandong Kexin Security Company with a flexible interest rate which equals to the benchmark interest rate of People’s Bank of China. The Company used the full line of credit as of September 30, 2010 and December 31, 2009.

The Company has a short-term loan in the amount of $597,184 and $0 from China Construction Bank as of September 30, 2010 and December 31, 2009 respectively. The loan has a one year term that expires on March 10, 2011. The loan is unsecured with a flexible interest rate which equals to 10% above the benchmark interest rate set up by the People’s Bank of China.

The Company has a short-term loan in the amount of $746,480 and $0 from China Industrial and Commercial Bank as of September 30, 2010 and December 31, 2009 respectively. The loan is unsecured with a flexible interest rate which equals to 5% above the benchmark interest rate set up by the benchmark interest rate of People’s Bank of China, $298,592 expires on March 30, 2011 and 447,888 expire on March 16, 2011.

For the nine months periods ended September 30, 2010 and 2009, the Company had interest expense of $171,862 and $383,244, respectively.

NOTE 12 – LONG-TERM LOAN

The Company has an approved line of credit up to the amount of $1,492,961 from Jinan Runfeng Rural Cooperation Bank as of September 30, 2010. The line is un-secured with a flexible interest rate which equals to 5% above the benchmark interest rate set up by the benchmark interest rate of People’s Bank of China. The Company used the full line of the credit as of September 30, 2010 and December 31, 2009.

NOTE 13 – SENIOR SECURITY NOTE

On December 21, 2007, the Company issued a senior debenture to Castlerigg Master Investments Ltc. in the amount of $5,000,000 that accrues interest at 8.75% per annum and is due on December 21, 2010. In addition, the Company also issued to Castlerigg three series of warrants, titled Series A Warrant, Series B Warrant and Series C Warrant (collectively the “Warrants”) to purchase 21,459,038 shares of the Company’s common stock. The Warrants are exercisable at price per share of $.5627 and are subject to economic anti-dilution protection.  The Series A Warrant is exercisable for 8,885,730 shares of the Company’s common stock and expires the date eighty four (84) months after the earlier of (A) such time as all of the Registrable Securities (as defined in the Registration Rights Agreement) are available for resale pursuant to an effective Registration Statement and (B) two (2) years after December 21, 2007.  The Series B Warrant is exercisable for 6,220,011 shares of the Company’s common stock and expires on the date on which the Notes issued pursuant to the Securities Purchase Agreement are no longer issued and outstanding.  The Series C Warrant is exercisable for 6,353,297 shares of the Company’s common stock and expires on the date sixty (60) months after the first time the Company elects a Company Optional Redemption.

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

As a result of the redemption of the convertible debt and cancellation of series A,B,C and D warrants, the company recorded a gain on settlement of debt amounted to $2,634,240, a non-operating income of $2,163,195 for cancellation of warrants and a BCF expense of $1,620,370 for the nine month period ended September 30, 2010.

NOTE 14  OTHER PAYABLE

As of September 30, 2010 and December 31, 2009, other payable consisted of the following:

	September 30, 2010	December 31, 2009
Payable for sponsorship	$-	$140,967
Payable for office purchase	159,271	156,031
Others	244,915	206,055
Total	$404,186	$503,053

The payable for office purchase represents the amount for the company’s purchased of office space in Yike Building.

NOTE 15  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009

Accrued staff payroll and welfare	$26,984	$21,415
Tax payables	490,411	169,596
Interest payable	-	750,000
Accrued expenses	11,287	20,297
Deposits	247,378	31,165
Total	$776,060	$992,474

NOTE 16   DUE TO RELATED PARTIES

Due to related party of $63,561 as of September 30, 2010 and December 31, 2009 represents $20,000 payable to former beneficial owner of Crawford Lake Mining Inc. and $43,561 payable to the CEO of the Company. The payables are unsecured, non interest bearing and payable on demand.

NOTE 17  STATUTORY RESERVES

Statutory reserves are made on an annual basis.  As stipulated by the Company Law of the People’s Republic of China (PRC) executed on 2006, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

1. Making up cumulative prior years’ losses, if any;

2.Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

3.Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; (The reserve is no more  required for the foreign invested enterprises since 2006); and

4. Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.
According to the new Company Law of the People’s Republic of China (PRC) executed in 2006, the Company is not required to reserve the “Statutory common welfare fund”. Accordingly, the Company did not reserve the common welfare fund in 2010.

In accordance with the Chinese Company Law, the company has to allocate 10% of its net income after tax to surplus. The statutory reserves are made on an annual basis.  As a result, Jinan Yinquan and Power Unique will allocate the reserve funds at the 2010 year end.  For the nine months period ended September 30, 2010, the Company did not allocate any reserve funds.

Balances of Statutory reserves as of September 30, 2010 and December 31, 2009 are as follows:

Net loss of operation in PRC in 2009	$(334,264)
Reserve rate of statutory fund	10%
Amount reserved in 2010	$-

Balance of statutory reserve at December 31, 2009	$228,633
Change during 2010	-
Balance of statutory reserve at September 30, 2010	$228,633

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

As of August 21, 2007, Downshire Capital Inc. was not able to complete the financing before closing deadline according to the termsheet signed with the Registrant on July 17, 2007. After further negotiation, both parties could not reach further agreement to extend the termsheet and the termsheet was terminated accordingly.  The stock transfer agent of the Company has put restriction on the stock to trade. The Company requested its stock transfer agent to cancel the shares. 200,000 shares were cancelled as of September 30, 2010.  However, Downshire Capital Inc. did not return the remaining certificates to stock transfer agent as of September 30, 2010. The remaining one million shares have been classified as “Shares to be cancelled” in the accompanying financial statements.

NOTE 19  INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions – the PRC and the United States. For the operation in the PRC and the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future.  The Company has no net deferred tax assets as of September 30, 2010 and December 31, 2009.

The operation in PRC is approved as hi-tech software company and enjoys 15% income tax rate pursuant to State Tax notice No. 2007(63) and No. 2008(21) because being a foreign invested company.

For the nine months periods ended September 30, 2010 and 2009, the Company did not incur any income tax expense for both periods.  Income for the nine months ended September 30, 2010 is offset by net operating loss carryforwards.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	September 30, 2010	September 30, 2009
Tax expense (credit) at statutory rate – federal	34%	34%
State tax expense net of federal tax	6%	6%
Valuation allowance	(40%)	(40%)
Foreign income tax – PRC	15%	15%
Net operating loss carryforward offset	(15%)	(15%)
Tax expense at actual rate	0%	0%

The Company utilizes ASC 740 (SFAS No. 109), “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

’Consolidated pre-tax income (loss) consists of the following:

	Nine month periods ended September 30,
	2010	2009
US operations	$2,625,665	$3,902,055
Foreign operations	1,919,104	(9,807,075)
	$4,544,769	(5,905,020)

The Components of the provision for income taxes are as follows:

	Nine month periods ended September 30,
	2010		2009
Current:
Federal		$	$
Foreign
Deferred:
Federal
Foreign
Provision for income taxes	$-			$-

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of September 30, 2010 and 2009:

For the nine month period ended September 30, 2010	China				United States
	15%				34%				Total
		_		_		_		_
Pretax income (loss)	$2,625,665				$1,919,104				$4,544,769

Expected income tax expense (benefit)	892,726		15%		287,866		34%		1,180,592
Net operating loss carryforwards	(892,726)		(15%)		(287,866)		(34%)		(1,180,592)
Change in valuation allowance on deferred tax asset from US tax benefit
Actual tax expense	$ -		0%		$-		0%		$-

For the nine month period ended September 30, 2009	China				United States
	15%				34%

Pretax income (loss)	($9,807,075)				$3,902,055				$5,905,020

Expected income tax expense (benefit)	(1,471,061)		15%		1,326,699		34%		(144,363)
Net operating loss carryforwards	1, 471,061		(15%)		(1,326,699)		(34%)		144,363
Change in valuation allowance on deferred tax asset from US tax benefit
Actual tax expense	$ -		0%		$-		0%		$-

Although the Company did not have any operating income in the U.S. for the nine month periods ended September 30, 2010 and 2009, respectively, it incurred various general & administrative expenses in the U.S. Accordingly, the Company’s U.S. operations have deferred taxes in the form of net operating losses (“NOLs”). However due to the uncertainty that some or all of the deferred tax assets will not be realized in the coming years, the Company recorded a full valuation allowance against its nominal deferred tax assets and thus had no deferred tax on a net basis for the nine month periods ended September 30, 2010 and 2009, respectively.

	September 30, 2010	_	September 30, 2009

Total Deferred Tax Assets	$175,643		$242,130

Less : Valuation Allowance	(175,643)		(242,130)
Net Deferred Tax Asset	$-		$-

NOTE 20  OPERATING LEASE

The Power Unique leases its office space in Beijing China under an operating lease starting from January 25, 2008 and expiring January 24, 2012.  Jinan YinQuan’s office lease expired in May 2008 and the company purchased the office space in June 2008.  Jinan YinQuan does not incur any rent expense.

Rent expense under the operating leases was approximately $78,180 and $33,034 during the nine month periods ended September 30, 2010 and 2009, respectively.

The rent expenses for the next four years after September 30, 2010 are as follows:

2010	$95,240
2011	400,460
2012	378,916
2013	203,081
Total	$1,077,699

Power Unique signed a lease to rent four units with total 1,246.25 square meters of office space in Yuanyang Guanghua Center on June 8, 2010. Two of the units have a three-year term starting from August 2010 to August 2013.  The other two units have 33-month lease term starting in November 2010.

NOTE 21 DISCONTINUED OPERATIONS

Due to China government restriction in July 2009, the Company discontinued VOIP business in 2009 and transitioned to focus on providing virtualization solutions and services.  As a result, the Company does not have any discontinued operations in 2010. The Company recorded loss from discontinued operations amounting to $1,110,402 for the nine month period ended September 30, 2009.

Note 22 GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has accumulated deficit of $2,401,010 and $6,856,856 as of September 30, 2010 and December 31, 2009, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities; 2) seek governmental funds support.

Note 23 SUBSEQUENT EVENTS

On July 20, 2010, the Board of Jinan Yinquan approved the Investment to Shandong Yinquan Investment Holding Limited (Yinquan Holding). The initial investment was RMB13,000,000 (27% of the shareholder interest) and the total investment amount is RMB17,500,000, which takes account of 33.3% of the shareholder interest of Yinquan Holding. The main purpose of the investment is for Yinquan Holding to establish China Cloud Computing Science Park in Nanhai New Areas of Wendeng City. The city is located in Shandong Province.

In October 2010, the remaining RMB4,500,000 investment was received by Shandong Yinquan Investment Holding Limited.

Upon the majority vote of the shareholders on June 28, 2010, the shareholders approved an increase in the total number of authorized share of common stock that may be issued by the Company to two hundred and fifty million  (250,000,000)  shares of stock with a par value of one tenth of one cent  ($0.001). A Certificate of Amendment was filed with the Secretary of State of Nevada on November 10, 2010 with respect to the increase in the number of authorized shares of common stock.

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

BUSINESS OVERVIEW

China Intelligence Information Systems Inc. (“the Company”), formerly known as China VoiP Digital & Telecom Inc., acquired, on August 17, 2006, all of the outstanding capital stock of Jinan Yinquan Technology Co. Ltd. (“Jinan Yinquan”) in exchange for the issuance of 40,000,000 shares of our common stock to Jinan Yinquan’s shareholders and $200,000. Such shares are restricted in accordance with Rule 144 of the Securities Act. In addition, as further consideration for the acquisition, Apollo Corporation, the principal shareholder of the Company, agreed to cancel 11,750,000 post-split shares of its outstanding common stock. As a result, Jinan Yinquan became our wholly-owned subsidiary.

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

Jinan Yinquan’s principal activities were developing and sales of computer software and hardware and digital video pictures system and developing and sales of computer network and network audio devices, parts and low value consumables (exclusive of the business not obtained the license). After completing the acquisition of BPUT, the Company was focusing on the Voice over Internet Phone (“VoIP”), information security and virtualization technology related business.  In 2008, Jinan Yinquan launched a new communication platform based on its VoIP technology. The new platform, International Business Communication Center (IBCC), includes telephone, fax, Email, SMS, conference calling and video conferencing together with OA and CRM software, in a single integrated package.  However, on July 5, 2009, due to the political riot in Urumqi, the capital of the Xinjiang Uygur Autonomous region, the Chinese government issued an order to block VoIP services. As of the filing of this report, the Chinese government has not removed the order to resume services. The Company’s telecom service business suffered tremendously. The Company did not anticipate that the government would issue this order, nor did the Company expect such a long duration of the suspension of VoIP services. As a result, on February 5, 2010, the Company announced that it has discontinued its entire VoIP business and is focusing on providing integral virtualization solutions and services in China.

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

CORPORATE STRUCTURE

On December 31, 2009, the Board of China Intelligence Information Systems Inc. approved the resolution that decided to acquire 100% shareholder interest of Shandong Honest Management Consulting Co., Ltd., ( “Honest”), a company incorporated and operated under the laws of the People’s Republic of China, at the price of RMB35,464,934.21 (Approx. $5,187,055). After the acquisition, which was effective on August 3, 2010, Honest   became the wholly-owned subsidiary of China Intelligence Information Systems Inc.

On December 31, 2009, the Board of the Company approved the transfer of its 100% shareholder interest of Jinan Yinquan to Honest at the price of RMB34,464,934.21 (Approx. $5,040,797). After the transfer, which was effective on August 24, 2010, Jinan Yinquan became the wholly-owned subsidiary of Honest. Honest retains the right to manage Jinan Yinquan and continue to develop its business operations. The purpose of this transfer is foster the development of Jinan Yinquan in China, since the Chinese government offers stronger support to local companies.

On August 18, 2010, the shareholders of Jinan Yinquan approved the transfer by Li Kunwu of his 1% interest in Jinan Yinquan to BPUT at a price of RMB291, 774.16. The Agreement was signed by Li Kunwu and BPUT on August 18, 2010 and was consummated on August 24, 2010.

On September 13, 2010, the shareholders of BPUT approved the transfer by  Jinan Yinquan of its  9.09% shareholder interest of BPUT to Honest at a price of RMB1,000,000. The Agreement was signed by Jinan Yinquan and Honest on September 20, 2010, and was consummated on September 20, 2010.

Based on the foregoing transactions, the Company became the sole shareholder o f Honest, which, in turn, is the sole shareholder of Jinan Yinquan and BPUT.

The corporation structure of the Company is as follows:

China Intelligence Information Systems, Inc.
USD146,000.00
100%
Honest
（Registered Capital：USD146,000）
RMB28,885,642.19
99%
RMB1,000,000.00
9.09%
Jinan Yinquan
（Registered Capital：RMB29,177,416.35）
90.91%
RMB10, 000,000
1%
RMB291,774.16
BPUT
(Registered Capital：RMB11,000,000.00）

On July 20, 2010, the Board of Jinan Yinquan approved the Investment to Shandong Yinquan Investment Holding Limited (Yinquan Holding). The total investment amount is RMB13,000,000, which takes account of 27% of the shareholder interest of Yinquan Holding. The main purpose of the investment is for Yinquan Holding to establish China Cloud Computing Science Park in Nanhai New Areas of Wendeng City. The city is located in Shandong Province.

Upon the majority vote of the shareholders on June 28, 2010, the shareholders approved a change in the name of the Company to China Intelligence Information Systems Inc. and an increase in the total number of authorized share of common stock that may be issued by the Company to two hundred and fifty million (250,000,000) shares of stock with a par value of one tenth of one cent ($0.001).  No other class of stock is authorized.  A Certificate of Amendment to the Articles of Incorporation was filed with the Secretary of State of Nevada on July 26, 2010 with respect to the change of the Company’s name and a Certificate of Amendment was filed with respect to the increase in the authorized shares of common stock on November 10, 2010.

OPERATIONS

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

Jinan Yinquan and BPUT are also the VIP partners with Vizioncore. We have completed the localization of Vizioncore’s software in China. Jinan Yinquan is focusing on virtualization marketing in the Shandong area. BPUT’s focus is on the large enterprise client market and also exploring markets in Sichuan, Hebei, Beijing, Tianjin and Liaoning. Cooperating with two of the largest virtualization vendors in the world, we provide a full range of solutions to our clients and are capable of developing new virtualization-related products based on a client’s specific needs. We also have the option to charge long-term recurring service fees for after-product sales.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues.  During the three months ended September 30, 2010, we recorded revenues of $3,388,676, an increase of $3,252,456, or 2,388% compared to $136,220 during the same period of 2009.

	Three months ended September 30,
	2010	2009
Revenues:
License sales	$1,778,956	$114,806
Consulting - software development	820,297
Hardware sales	672,243
Training and other	117,180	21,414
Total	$3,388,676	$136,220

During the third quarter, we had a strong revenue increase compared to the first and second quarters of 2010.  In the first six months of 2010, we incurred a large sum of expenses given our significant effort to obtain new customers and contracts for our virtualization business.  We officially transitioned from a VoIP products and services provider to a firm specializing in virtualization solutions and services in 2010.  The increase of expenses in the first six months of  2010 resulted from this transition but our revenue growth was relatively small compared to the increase in expenses during this period. .

In the third quarter of 2010, our efforts from the first six months of 2010 resulted in our execution of several contracts and implementation of customized solutions for the clients.  The completion of a number of virtualization projects caused our revenues to increase so substantially in the three months ended September 2010.  As we continue to expand our operations and offer more unique solutions and services to more customers, our expected revenues are also expected to be strong in the three months ended December 31, 2010 and in 2011.

Cost of Revenues.  Cost of revenues during the three-month ended September 2010 was approximately $1,467,074, an increase of $1,409,876 or 2,465%, compared to $57,198 during the same period of 2009, as a result of the continued marketing expansion strategy of the new virtualization business. The increased cost is comparable to our increased revenues during the three months ended September 30, 2010.

	Three months ended September 30,
	2010	2009
Cost of Revenues:
License sales	$811,932	$56,140
Consulting - software development	111,866	-
Hardware sales	478,404	-
Training and other	64,873	1,058
Total	$1,467,074	$57,198

Gross Profit.  The gross profit was $1.9 million during the third quarter 2010, an increase of $1,842,581 or 2,332%, compared to $79,021 during the same period of 2009. The increased gross profit from the quarter was due to significant increased revenues from the operation of our virtualization business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $144,592, declined $945,513, or 87% during the three months ended September 30, 2010, compared to $1,090,105 during the same period of 2009.   The Company had a large bad debt expense in the nine months ended September 30, 2009.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $115,514 during the three month periods ended September 30, 2010, an increase of $87,561, or 313%, compared to $27,953 during the same period of 2009.  Higher depreciation and amortization expenses in the third quarter of 2010 were driven by the increases in fixed and intangible assets associated with the operation of our virtualization business.

Operating Profit (Loss).  We recorded an operating profit of $1,661,496, an increase of $2,700,533 during the three months ended September 30, 2010, compared to operating loss of $1,039,037 during the same period of 2009. The operating profit in 2010 was driven by higher revenue derived from the new virtualization business. Significant growth of net revenues during the three months ended September 30, 2010 was more than enough to offset the increases in cost of revenue and the selling, general and administrative costs in the period.

Other Income (expense). Other income primarily included the interest expense of $56,871, an expense in change in derivative liability of $56,655, a loss in settlement of debt of $28,145 and other income of $92,352 during the three months ended September 30, 2010.  In the three months ended September 30, 2010, we recorded an income of $1,086,061 from change of accounting estimate due to bad debt recovery.

Loss from Equity Investment. During the three months ended September 30, 2010, Yinquan purchased a 27% of equity interest in Shandong Yinquan Holdings.  The loss from the 27% investment was $7,851 during the third quarter.

Net Income (Loss).  As a result of the factors described above, our net income increased approximately $3.5 million, to approximately $2.7 million or $0.04 per share (basic and diluted) in the three months ended September 30, 2010 from a net loss of approximately $0.8 million, or ($0.01) per share (basic and diluted) for the same period of 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues .   During the nine months ended September 30, 2010, we recorded revenues of $5,596,995, an increase of $5,175,365, or 1,227%, compared to $421,630 during the same period of 2009. The revenue increase was mainly driven by a number of virtualization projects completed during the nine month ended September 30, 2010.  We have seen a strong improvement in our virtualization business and expect to see continued strong revenues in the three months ended December 31, 2010 and in 2011.

	Nine months ended September 30,
	2010	2009
Revenues:
License sales	$2,938,259	$251,230
Consulting - Software development	1,354,865	-
Hardware sales	1,110,328	-
Training and other	193,543	170,400
Total	$5,596,995	$421,630

Cost of Revenues. Cost of revenues was $3,088,433 during the nine month ended September 30, 2010, an increase of $2,902,348, or 1,560%, compared with $186,085 in the same period of 2009 as a result of the increased purchases of virtualization components for our customized solutions.

	Nine months ended September 30,
	2010	2009
Cost of Revenues:
License sales	$1,662,623	$101,409
Consulting - Software development	229,072	-
Hardware sales	979,645	-
Training and other	217,094	84,676
Total	$3,088,433	$186,085

Gross Profit.  The gross profit was $2,508,562 during the nine months ended September 30, 2010, an increase of $2,273,018, or 965% compared with $235,544 in the same period in 2009.  The increased gross profit from the quarter was due to sharply increased revenues in our virtualization business.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $606,180 or 48% to $1,871,847 during the nine month ended September 30, 2010, compared with $1,265,667 during the same period of 2009, as a result of the continued marketing expansion strategy of the new virtualization business.

Depreciation and amortization expenses increased by $301,435, or 212%, to $443,350 during the nine months ended September 30, 2010, compared to $141,915 in the same period of 2009. Higher depreciation and amortization expenses in the period were attributed to the increases in fixed and intangible assets associated with the operation of virtualization business.

Operation Profit (Loss).  We had an operating profit of $193,365 during the nine months ended September 30, 2010, an increase of $1,365,403 compared to an operating loss of $1,172,038 during the same period of 2009.  The operating profit was driven by higher revenue that is more than offset the costs related to our virtualization business in 2010.

Other Income (Expense).  Other income primarily included interest expense of $171,862, a gain on settlement of debt of $2,606,095, change in derivative liability expense of $1,677,025, and a gain on the cancellation of warrants of $2,163,195 during the nine months period ended September 30, 2010, as a result of redemption of the convertible debt previously issued in December of 2007. Other income (net) was $4,359,255 during the nine months ended September 30, 2010, compared to the other expense (net) of $3,622,580 during the same period of 2009.  In the nine months ended September 30, 2010, we recorded an income of $1,086,061 from bad debt recovery.

Loss from Equity Investment. During the nine months ended September 30, 2010, Yinquan recorded a loss of $7,851 from its 27% of equity interest in Shandong Yinquan Holdings.

Net Income (Loss). Net income increased $10,449,789 to approximately $4.5 million, or $0.07 per share (basic and diluted) in the nine months ended September 30, 2010 from net loss of approximately $5.9 million , or ($0.11) per share (basic and diluted) for the same period of 2009. The increased net income in 2010 was mainly due to higher operating profit as well as the increased other income associated with the settlement of convertible debt and cancellation of warrants.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, the Company's cash was $449,294, an increase of $82,531, or 23% as compared to $366,763 as of December 31, 2009. We had a working capital deficit of $635,736 as of September 30, 2010, compared to a working capital deficit of $5,393,489 as of December 31, 2009.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $223,755 during the nine months ended September 30, 2010, compared to cash used in operating activities of $1,227,211 for the same period in 2009. The net income of $4,544,769 was more than enough to offset the total cash used adjustments of $4,321,013 during the nine months ended September 30, 2010. Cash used in operating activities during the same period of 2009 mainly consisted of a change of derivative liability of $1,939,689, advances to suppliers of $494,589, inventory of ($151,811) and accrued expenses and other current liabilities of $554,648, a change in beneficial conversion feature of $1,250,000, a depreciation and amortization of $141,915, and a provision for bad debt of $979,942.

Net Cash Used in Investing Activities

Cash flows used in investing activities was $2,417,297 during the nine months ended September 30, 2010, compared to $423,452 during the same period of 2009. Cash used in investing activities during the nine months ended September 30, 2010 mainly consisted of purchase of property and equipment of $290,844, due to related party of $42,805, cash received from interest bearing loan of $2,527,035, payment for rent deposit of $74,719, purchase of intangible assets of $2,688,714 and equity investment in Yinquan Holding of $1,932,860. Cash used in investing activities during the nine months ended September 30, 2009 mainly consisted of purchase of property and equipment of $51,035, purchase of intangible assets of $2,617, due from related party of $75,608 and cash for payment for interest bearing loan of $294,192.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities were $2,231,287 during the nine months ending September 30, 2010, as compared to $1,869,544 during the nine months ending September 30, 2009.  We received the proceeds from common stock issuance of $4,131,000, we paid $3,000,000 to satisfy our obligations for convertible debt (in the original principal amount of $5,000,000) and we received a long-term loan of $1,467,050 as of September 30, 2010.

Private Placements –

On May 24, 2010, the Company and Digital Telecom Inc entered into the Stock Purchase Agreements to sell 3,000,000 shares to each of three investors, for an aggregate of 9,000,000 shares of the Company’s common stock for $0.27 per share for an aggregate purchase price of $2,430,000.

On May 25, 2010, the Company entered into a Stock Purchase Agreement with one investor to sell 1,000,000 shares of  Common Stock for $0.27 per share for an aggregate purchase price of $270,000.  The Company received $100,000 in cash for the investment and $170,000 in the subscription receivable.

Pursuant to Stock Purchase Agreements with three investors dated July 15, 2010, (the “July 15 Investors”), the Company sold 5,300,000 shares (each investor purchased 3,000,000, 500,000 and 1,800,000 shares respectively) of the Company’s common stock, par value $0.001 per share, for $0.27 per share for an aggregate purchase price of $1,431,000.

Settlement with Castlerigg Master Investments, Ltd. –

Effective January 11, 2010, Castlerigg Master Investments, Ltd. (the “Investor”) agreed to accept $3,000,000 from the Company in exchange for the redemption of a promissory note (the “2008 Note”) in the original principal amount of $5,000,000 and redemption of certain warrants (the “2008 Warrants”).  Pursuant to the Amended and Restated Redemption and Pay-off Agreement dated as of April 14, 2010, the Company paid the Investor $50,000. On July 29, 2010, the Company and the Investor  entered into a Second Amended and Restated Securities Redemption and Pay-Off Agreement (the “Second Amended and Restated Settlement Agreement”), pursuant to which  the Company paid the Investor $800,000  The balance of $2,150,000 was paid on August 16, 2010. Pursuant to the Settlement Agreement, as amended, the Investor also converted a portion of the 2008 Note for 1,100,000 shares of the Company’s Common Stock pursuant to the terms of the 2008 Note.  Under the Settlement Agreement, as amended, the Investor also returned the shares of common stock and released its security interest in certain trademarks that were pledged in 2007.

As of September 30, 2010, the Company had short-term loans in the aggregate of $2,538,033, which consisted of several fully drawn lines of credit and other short term borrowings.

We had net income of $4,544,769 during the nine months ended September 30, 2010, compared to net loss of $5,905,020 during the same period of 2009.   Management believes that the Company’s profitability and recent infusions of equity capital will help ensure our continued operations for the next 12 months, but there can be no assurance that our profitability will continue.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to Stock Purchase Agreements with three investors dated July 15, 2010, (the “July 15 Investors”), the Company sold 5,300,000 shares (each investor purchased 3,000,000, 500,000 and 1,800,000 shares respectively) of the Company’s common stock, par value $0.001 per share, for $0.27 per share for an aggregate purchase price of $1,431,000.

On May 1, 2010, we entered into engagement letter with an individual to issue 530,000 shares for compensation as the placement agent in connection with the private placement to the July 15 Investors. All of the shares were issued on September 30, 2010.

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

On December 8, 2008, we entered into an Amendment and Exchange Agreement (the “Amended Agreement”) with the Investor in the Financing Transaction.  The Financing Transaction is disclosed in more detail in the Form 8-K filed on December 26, 2007.  In connection with the Amended Agreement, we agreed to exchange the note and warrants issued in the Financing Transaction for (i) an amended and restated senior secured convertible note in the principal amount of $5,000,000 (the "2008 Note"), which is convertible into Common Stock, (ii) an amended and restated Series A Warrant in the form, which is exercisable into 23,062,731 shares of Common Stock (the "Exchanged Series A Warrant "), (iii) an amended and restated Series B Warrant which is exercisable into 16,143,911 shares of Common Stock (the "Exchanged Series B Warrant"), (iv) an amended and restated Series C Warrant, which, subject to certain conditions, shall be exercisable to 16,489,852 shares of Common Stock (the "Exchanged Series C Warrant") and (v) a new Series D Warrant which is exercisable into 7,500,000 shares of Common Stock (the "Exchanged Series D Warrant,” and together with the Exchanged Series A Warrant, Exchanged Series B Warrant and Exchanged Series C Warrant, the “2008 Warrants”).

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

As previously disclosed in the Company’s Form 8-K filed on August 13, 2010, in April and July 29, 2010, the Company and the Investor entered into two Amended and Restated Securities Redemption and Pay-Off Agreements, pursuant to which the Company and the Investor agreed to extend the termination date in consideration for a payment by the Company to the Investor of an aggregate of $850,000.

The Company paid the $2,150,000 balance due under the Settlement Agreement, as amended, on August 16, 2010 in exchange for the redemption of the 2008 Note and the 2008 Warrants. The Investor and the Company released each other from all claims related to the Securities Purchase Agreement, as amended, the 2008 Note and the 2008 Warrants. In addition, pursuant to the Settlement Agreement, as amended, since January 5, 2010, the Company delivered to the Investor an aggregate of 1,100,000 shares of Common Stock pursuant the terms of the 2008 Note.  Under the Settlement Agreement, as amended, the Investor also returned the shares of common stock that were pledged in 2007.

Item 4.                                  (Removed and Reserved)

Item 5.                                Other Information

N/A

Item 6.                                Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INTELLIGENCE INFORMATION SYSTEMS INC.

By:	/s/ Li Kunwu
Li Kunwu
Chief Executive Officer (Principal Executive Officer)

Date: November 22, 2010

By:	/s/ Li Kunwu
Li Kunwu
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: November 22 , 2010