Form 10-K
period 2010-12-31
China Intelligence Information Systems Inc.
filed 2011-03-29
CIK 1337615

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 333-131017

CHINA INTELLIGENCE INFORMATION SYSTEMS, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 25, 2011, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board and OTCQB) was $31,413,658.5. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2011, there were 68,791,489 shares of the registrant’s common stock outstanding.

CHINA INTELLIGENCE INFORMATION SYSTEMS, INC..

FORM 10-K

For the Fiscal Year Ended December 31, 2010

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, all references in this annual report to (i) “CIISI,” the “Company,” “we,” “us” or “our” are to China Intelligence Information Systems, Inc., a Nevada corporation, and its direct and indirect subsidiaries; (ii) “Jinan Yinquan” are to our subsidiary Jinan Yinquan Technology Co. Ltd., a corporation incorporated in the People’s Republic of China; (iii) “BPUT” are to our subsidiary Beijing PowerUnique Technologies Co., Ltd., a corporation incorporated in the People’s Republic of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; (v) “Exchange Act” means the Securities Exchange Act of 1934, as amended; (vi) “RMB” are to Renminbi, the legal currency of China; (vii) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (viii) “China” and “PRC” are to the People’s Republic of China; and (ix) “SEC” are to the United States Securities and Exchange Commission.

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

PART I

ITEM 1.                      BUSINESS

Overview

China Intelligence Information Systems, Inc. (the “Company”), formerly known as China VoIP & Digital Telecom Inc., develops and provides virtualization and cloud computing solutions and services. The Company owns several virtualization-based products with independent intellectual property rights for education, info-security and cloud computing.

On August 17, 2006, we acquired all of the outstanding capital stock of Jinan Yinquan Technology Co. Ltd. (“Jinan Yinquan”) in exchange for the issuance of 40,000,000 shares of our common stock to the Jinan Yinquan’s shareholders and $200,000 as the cost of going public. Such shares are restricted in accordance with Rule 144 of the Securities Act. In addition, as further consideration for the acquisition, Apollo Corporation, the principal shareholder of the Company, agreed to cancel 11,750,000 post-split shares of its outstanding common stock. As a result, Jinan Yinquan became our wholly-owned subsidiary.

Jinan Yinquan is an equity joint venture established in Jinan in the People’s Republic of China (“the PRC”) in 2001. The exchange of shares with Jinan Yinquan has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Jinan Yinquan obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of Jinan Yinquan, with Jinan Yinquan being treated as the continuing entity. The historical financial statements presented are those of Jinan Yinquan.

On May 7, 2008 (the “Closing Date”), Jinan Yinquan completed the acquisition of Beijing PowerUnique Technologies Co., Ltd. (“BPUT”), a company incorporated under the laws of the PRC, in accordance with an Investment Agreement. On the Closing Date, Jinan Yinquan invested RMB4,000,000 into BPUT; and BPUT issued 80% of the shares of BPUT to Jinan Yinquan. On the Closing Date, Jinan Yinquan became the controlling shareholder of BPUT. BPUT is a software company located in Beijing specializing in enterprise application software research and development. It creates reliable, secure as well as efficient information technology platforms for enterprise clients. BPUT is committed to providing the highest quality solutions to enterprises in both information security and virtual technology.

On July 5, 2008, Jinan Yinquan acquired the remaining 20% ownership of BPUT by paying another RMB4,000,000 to BPUT’s original shareholders. BPUT therefore became a 100% owned subsidiary of Jinan Yinquan.

Before July 2009, the Company was focused on the Voice Over Internet Phone (“VOIP”) technology related business. In July 2009, following political riots in Urumqi, the capital of the Xinjiang Uygur Autonomous region, the Chinese government issued an order to block VoIP business. The Company’s telecom service business suffered tremendously.  We did not anticipate this order, nor did the Company expect such a long duration of the suspension of VoIP services. As a result, the Company discontinued its VOIP business in October 2009

The virtualization business is primarily conducted through BPUT outside of the Shandong area, while Jinan Yinquan primarily focuses on the Shangdong area. Jinan Yinquan and BPUT are the leaders in the applied virtual technology field in China. In May 2008, BPUT became an official Technology Alliance Partner (TAP) of VMware (NYSE: VMW). In addition, BPUT also obtained VMware Community Source and VMware VAC qualifications and is a VMware Premier Partner. VMware is the global leader in virtualization solutions from the desktop to the data center. Customers of all sizes rely on VMware to reduce capital and operating expenses, ensure business continuity, strengthen security and go green. VMware has more than 160,000 customers worldwide and all Fortune 100 enterprises are using the mature virtual technology of VMware. The alliance partnership allows BPUT to leverage VMware’s advanced virtual technology in the information security products marketplace in order to broaden its product offerings and strengthen its competitive advantage.

After Jinan Yinquan launched both the virtualization application technology and IBCC service platform in 2008, its virtualization technology and its IBCC service platform have been endorsed as the designated virtualization application technology product and the designated communications service platform for the 11th National Games of the PRC (the “National Games”), respectively. Jinan Yinquan implemented the virtualization technology in the National Games dedicated data center. The virtualization technology significantly reduced system purchases and operating costs. It also improved the reliability and manageability of the system and safeguarded the information used during the National Games. In addition, the IBCC service platform was run as the sub-website of the National Games’ official website for athletes, coaches, staff, volunteers and sponsors so they may enjoy unified communication services including an online office system, telephone, SMS, Email, fax, conference call and video conference.

Reorganization

In 2010, we consummated a series of transaction which resulted in us becoming the sole shareholder of Shandong Honest Management Consulting Co., Ltd., (“Honest”), which, in turn, is the sole shareholder of Jinan Yinquan and BPUT. The purpose of these transactions is for the Company to enjoy preferential policies provided by the Chinese Government to the local hi-tech and software companies.

On December 31, 2009, our Board of Directors authorized our acquisition of 100% of the shares of Honest, a company incorporated and operated under the laws of the People’s Republic of China, for a purchase price of RMB35,464,934 (Approx. $5,187,055). After the acquisition, which was effective on August 3, 2010, Honest became the wholly-owned subsidiary of the Company.

On December 31, 2009, our Board of Directors authorized our sale of our 100% ownership in Jinan Yinquan to Honest for a price of RMB34,464,934.21 (Approx. $5,040,797). After the transfer, which was effective on August 24, 2010, Jinan Yinquan became the wholly-owned subsidiary of Honest. Honest retains the right to manage Jinan Yinquan and continue to develop its business operations. The purpose of this transfer was to foster the development of Jinan Yinquan in China, since the Chinese government offers stronger support to local companies.

On August 24, 2010, BPUT acquired 1% of the outstanding shares of Jinan Yinquan at a price of RMB291,774.16.

On September 20, 2010, Jinan Yinquan transferred its 9.09% of the outstanding shares of BPUT to Honest at a price of RMB1,000,000.

The following chart reflects our organizational structure after the consummation of the reorganization:

Virtualization Business

The Company’s main businesses are:

1.	Development and Promotion of Server Virtualization Technology;
2.	Virtual Desktop Infrastructures (VDI);
3.	Disaster Tolerance Backup and Management Technology under Virtualization Infrastructure;
4.	Information Technology Outsourcing services of virtualization products and technology (ITO);
5.	Info-security Storage Products;
6.	Development and Promotion of Cloud Computing Platform;
7.	Cloud Computing products and consultation, solution services for large-scale enterprises and government departments;
8.	Cloud Computing services for SME and individuals.

Jinan Yinquan is focusing on the virtualization marketing in the Shandong area, while BPUT is focusing on the large enterprise client market and also exploring the markets outside of Shandong area. Since 2008, the Company’s integral virtualization solutions and services have obtained strong support from the Chinese governments, and the Company has several breakthroughs in the virtualization field. We have developed the:

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

Certifications and Awards:
BPUT is qualified as a

VMware Technology Alliance Partner (TAP),

VMware Community Source (VCS),

VMware Premier Partner (VPN),

VMware Authorized Training Center (VATC) and

VMware Authorized Consultant (VAC).

BPUT is also the VIP Partner and Platinum Partner of Vizioncore. It has completed the localization of Vizioncore’s software in China.

Jinan Yinquan has received the following certifications: ,

●	Hi-tech Enterprise authorized by Science and Technology Department of Shandong Province;
●	Double-software certified Enterprise by Information Industry Department of Shandong Province;
●	SME Technology Innovation Fund Implementation Enterprise by Ministry of Science and Technology;
●	Virtualization Technology Application Engineering Research Center of Shandong Province supported by the Department of Science & Technology of Shandong Province;
●	Shandong Virtualization Technology Promotion and Application Center supported by the Department of Information Industry of Shandong Province;
●	Virtualization Technology Laboratory supported by the Department of Information Industry of Shandong Province;
●	Cloud Computing R&D and Promotion Center of Shandong Province;
●	Internet of Things R&D and Promotion Center of Shandong Province;
●	The Model E-Commerce Company of Shandong granted by Shandong Information Industry Department;

Jinan Yinquan’s Virtualization Technology for Data Center received the “2008 Shandong Province Outstanding Energy Saving Achievement” award from the government; and Jinan Yinquan has passed ISO9001 Quality Certification, ISO 27001 information security certification, China System Integration Qualification Level 3 and passed CMMI Level 3 Appraisal.

Industry Background

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

Due to their increased reliance on information technology to run their operations, large-scale datacenters in enterprises and government departments operate an increasing number of applications. According to VMware, many traditional datacenters operate inefficiently due to the difficulty of having communications between different systems and difficulty using servers and storage to their full capacity.  Moreover, the operating cost of such data centers keeps increasing, and there are numerous new viruses and potential security threats.  Enterprises and government departments who use multiple applications and customized software will demand more servers, while the old equipment needs to be periodically replaced.

At this stage, the organizations need adequate electricity supplies, cooling equipment and UPS to ensure a stable and high efficiency running of each server. Each server will consume an average of approximately 8,000 degrees of electricity per year. Furthermore, the cooling equipment’s electricity consumption will be 3,000 degrees per year, and UPS backup power-sharing expenditures are about RMB2,000 per year. Each running server will consume approximately 11,000 degrees of electricity per year, with a direct expense of up to RMB13,000.

Prior to the virtualization technology, one server only ran one application. Some important applications may need another 2-3 backup servers at the same time. Most servers’ usage rate is only 5%-8%, which represents a waste of resources of over 90%.

Virtualization technology breaks the status that one server only runs one application.  The virtualization software may virtualize one server to several virtualized servers, and each virtualized server may run different operating systems and application software. The maximum configuration of each virtualized server may be the same of that for individual traditional physical servers.

By putting all CPUs, RAMs and network cards within a servers group to establish a resource pool, we may virtualize more virtualized servers and run more applications. In this way, the wasted resources under traditional server running status, which can exceed 90%, can be recaptured.  Meanwhile, the virtualization system could optimize the usage rate of the hardware automatically and continuously to ensure a safe and high efficiency running of each application software.

The significances of server virtualization are as follows:

1.
Lower construction cost: Establishing a network data center based on virtualization could directly reduce up to 90% of costs in terms of the number of servers. Server virtualization aavoids purchasing multiple servers with different operating system for one application project so the solution can completely eliminate the problems caused by system upgrade.

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

In response to these needs, the Company introduced the energy-saving “Green IT” solution for data centers based on virtualization technology. The key advantages of the Green IT solution are: that it
•
efficiently achieves resource sharing between servers (so the virtualization solution can reduce up to 90% of the number of servers. As a result, the solution can significantly lower the power consumption and cut down the carbon emission);

•	reduces the operating, management and maintenance costs;
•	enhances data security (solving the issues in the traditional data centers, virtualization can create a quick responding application platform with high IT resource utilization and low costs).

Business Strategy

We provide high quality products and responsive service. We intend to profitably grow our business by pursuing the following strategies:

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

Technology

SERVER VIRTUALIZATION TECHNOLOGY

The virtualization platform is built on a business-ready architecture. Use virtualization software to transform or “virtualize” the hardware resources of an x86-based computer—including the CPU, RAM, hard disk and network controller—to create a fully functional virtual machine that can run its own operating system and applications just like a “real” computer. Each virtual machine contains a complete system, eliminating potential conflicts. Multiple operating systems run concurrently on a single physical computer and share hardware resources with each other. By encapsulating an entire machine, including CPU, memory, operating system, and network devices, and a virtual machine is completely compatible with all standard x86 operating systems, applications, and device drivers. You can safely run several operating systems and applications at the same time on a single computer, with each having access to the resources it needs when it needs them. In this way, over 90% resources will be used rather than that wasted under the traditional server run mode.

Advantages:

•	Lowers construction cost by eliminating 90%+ server and application software purchase;

•	Saves energy and protect the environment, lower operation and maintenance cost;

•	Eliminates abnormal downtime with highest availability and reliability;

•	Improves system security protection capability; and

•	In compliance with the government policy, expedite information process.

VIRTUAL DESKTOP INFRASTRUCTURES (VDI)

Desktop virtualization separates a personal desktop computer from the physical machine through a client-server computing model. The resulting “virtualized” desktop is stored on a remote central server, instead of on the local storage of a remote client. Thus, when users work from their remote desktops, all the programs, applications, processes, and data are maintained and run centrally. This solution can help users reduce cost and facilitate management, achieving higher energy-savings, lower emissions and more environmentally-friendly goals.

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

TECHNOLOGY FOR OPTIMAL STRUCTURE AND BUSINESS CONTINUITY

Based on users’ specific demands, deliver high available, continuous and disaster-recovery solution to them in order to help them better prepare for the risks and ensure their business continuity. This solution with world-leading technology and our independently developed software, has been highly praised and widely accepted by the users.

Advantages:

•	Continuous access to the applications even under the local server malfunction;

•	Non-disruptive automated backup and restore processes;

•	Inter-city data recovery when disaster destroys the production center;

•	IT structure optimization and continuous business; and

•	Energy saving and Green IT effect.

CLOUD COMPUTING TECHNOLOGY

Cloud computing is a general term for anything that involves delivering hosted services over the Internet. These services are broadly divided into three categories: Infrastructure-as-a-Service (IaaS), Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS). The name “cloud computing” was inspired by the cloud symbol that's often used to represent the Internet in flowcharts and diagrams.

A cloud service has three distinct characteristics that differentiate it from traditional hosting. It is sold on demand, typically by the minute or the hour; it is elastic — a user can have as much or as little of a service as they want at any given time; and the service is fully managed by the provider (the consumer needs nothing but a personal computer and Internet access). Significant innovations in virtualization and distributed computing, as well as improved access to high-speed Internet and a weak economy, have accelerated interest in cloud computing.

Products and Services

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

Info-Security Storage Product

The DIVER brand hard-disk computer series, an end-user device designed by using virtualization technology, provides the same Windows operation environment as the normal computers. The user may enter his/her own operation environment in DIVER by connecting it with a normal computer. The Windows in DIVER will not interfere that in the computer, while all the operations done in DIVER won’t leave any trace in the computer. The DIVER looks like a hard disk; however, it’s actually a computer with virtual operation platform. DIVER not only provides user a huge storage space, but also a stable and safe information environment.

Latest Calm 1.0 of Green2C Cloud Computing Platform

According to VMware, IT infrastructures have become increasingly complex and brittle. Currently, 70% of IT investment focuses on maintenance, leaving little time to support strategic business developments. Customers are demanding faster response times and lower costs, cloud computing is a new solution to reducing IT complexity. Loucd computing leverages efficiency by pooling demand and self-managed virtual infrastructure. Cloud computing is central to an enhanced IT strategy.
As the leading virtualization solutions provider in China, CIISI sees how cloud computing is changing the IT industry by its business model and infrastructure advantages.  We foresee that cloud computing will be the development super-trend for the virtualization industry.  In order to capture the first mover opportunity in the market, the Company has decided to develop the cloud computing platform.

The platform, based on virtualization technology, is developed as a basic cloud computing infrastructure with various cloud modules, including private cloud, government cloud and business cloud.  The platform aims to provide uniform, standardized and automated management services to organizations which have IDCs (Internet Datacenters) and other datacenters, such as telecom carriers.  The platform, designed under the “service-oriented infrastructure management” concept, focuses on integrating basic infrastructures in organizations’ datacenters by abstracting and managing computing resources within the environment.  The Calm platform’s core technology is to deploy applications in the Cloud (web-based environment) and provide uniform, standardized and automated management during the entire life cycle of the applications including development, deployment, execution, update and offline. The Calm platform realizes on-demand creation, rapid deployment and intelligent management, and represents a new innovative way to reconfigure solutions from the cloud resources for its next version.

The Company will operate this platform as a carrier to provide virtual machine leasing services to organizations.  We will also develop customized cloud computing platforms and provide on-demand services to the companies with IDCs and other datacenters.

The Company expects to release updated versions of the cloud computing platform on a regular basis and will integrate a Software-as-a-Service (SaaS) model.

Competition

The virtualization industry is relatively nascent in China and is in its rapidly developing early stage. The major competition is from other operators of Vmware and Vizioncore in China. However, given the technical alliance partnership the Company has with VMware and Vizioncore, the Company is in a good position to take advantage of the market growth. Most importantly, the virtualization technology provided by the Company has obtained strong support from the government.

The Company’s leadership in the China virtualization industry is demonstrated by the following:

•	BPUT won the Infrastructure Virtualization Competency Partner award granted by Vmware in February 2011;
•
We won the bid of data center virtualization software renovation project for State Grid and all its subordinate units in October 2010 , and we were granted the exclusive representative right to provide VMware consulting, sales and service within two years; and

•
We signed several contracts with large-scale customers, including State Grid and all its subordinate units, Southern Grid most of its subordinate units; State Administration of Taxation; the boarder defense and fire protection departments under public security system; Huaneng Power International Inc, Geely Group, Peking Union Medical College Hospital, State Administration of Foreign Exchange, the Ministry of Public Security of PRC, China Power Investment Group and China Unicom. We believe the agreements with Southern Grid and its subsidiaries will account for more than five percent of our revenues in the fiscal year 2011.

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

We believe the strong governmental support, our market leadership, large customer base, consolidated partnership with Vmware and Vizioncore, exclusive partnership with large-scale industry customers, broad and innovative solutions suite, and enhancing SI cooperation network position us favorably to compete effectively.

Research and Development

We specialize in virtualization technology development, project design and consultation. We also cooperate with well-known scientific research institutes, such as Tsinghua University, Shandong University and other well-known universities on research.

We have focused our research and development on virtualization and have achieved the following:

●	Successfully developed a special and complete disaster recovery and backup system for datacenter by combining the technologies from VMware and Vizioncore.
●	Independently developed a new generation Audio-Visual Teaching System for education industry;
●	Developed the DIVER brand hard-disk computer to satisfy users’ demand for information security;
●	Developed the new generation IDC management system for telecom carriers;
●	Independently designed and developed Green2C Cloud Computing Platform.

We have had several breakthroughs in the virtualization field.

We have the first:

•	Virtualization Technology Application Engineering Research Center of Shandong Province supported by the Department of Science & Technology of Shandong Province;

•	Shandong Virtualization Technology Promotion and Application Center supported by the Department of Information Industry of Shandong Province; and

•	Virtualization Technology Laboratory supported by the Department of Information Industry of Shandong Province.

We also take part in the establishment of the Implementation Standards for Virtualization Technology of Shandong Province, and we plan to push forward this local standard to the national standard.

On July 20, 2010, we made an investment to Shandong Yinquan Investment Holding Limited (Yinquan Holding). The capital contribution is $2,654,919 (RMB17,500,000), which takes account of 27% of the shareholder interest of Yinquan Holding. The main purpose of the investment is for Yinquan Holding to establish China Cloud Computing Science Park in Nanhai New Areas of Wendeng City. The city is located in Shandong Province.

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in China and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. As of December 31, 2010, we have seven (7) software copyrights. In particular, we have a software copyright certificate for NP Network Telephone, a software copyright certificate for billing and managing system of IP phone systems, a software copyright certificate for a long-distance video monitoring system, a software copyright of Yinquan’s IBCC communication system ,a software copyright of Yiquan’s Virtualization Software V1.0., a software copyright of Yinquan’s disaster tolerance system software V1.0 and a software copyright of Yinquan’s Green2C cloud computing platform software V1.0. Our copyrights expire on dates ranging from 2028 to 2030. We have two patents are in application process, however, we cannot predict whether our pending patent applications will result in issued patents.

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

Employees

As of December 31, 2010, we had 90 full-time employees: 10 are in research and development, 13 are in pre-sale support,23 are in sales and marketing, 13 are in after-sale support and project implementation and 31 are in general and administrative functions.  Although our employees are covered by employment agreements titled, “Labor Contracts” none of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 1A.                      RISK FACTORS

Risks Related to Our Business

The virtualization products and services we sell are based on a technology with emerging applications and therefore the potential market for our products remains uncertain.

The virtualization technology is relatively nascent in China; it’s still an emerging technology for customers which may require more  time to eliminate customers’ doubt about virtualization’s reliability and stability and therefore delay our development..

Customers may also be concerned about the application risks after using virtualization solutions. Although the use of virtualization technologies on servers and in on-premises data centers has gained acceptance on computer servers for enterprise-level applications, the extent of adoption of virtualization for desktop interface and by small and medium-size businesses remains uncertain. As the markets for our products and services mature and the scale of our business increases, the rate of growth in our product and services sales will likely be lower than those we have experienced in earlier periods. In addition, to the extent that rates of adoption of virtualization infrastructure solutions occur more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.

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

Until we discontinued the VoIP business in 2009, a large portion of our revenue was been attributable to the growth of our VoIP products and services as well as the virtualization business, and we relied upon cash flow generation from these two businesses to fund sales, marketing and research and development initiatives associated with our other product areas. Our operation relies on the new virtualization business. We cannot provide any assurance that we will sustain or grow the revenues we derive from this area. We cannot provide any assurance the new business will be successful or that the release of our enhanced products and services will increase our revenue growth rate.

Risks related to the disclosure of confidential information of core technology

The independently developed technologies by us, contracts with partners and agreements with cooperated system integrators are all confidential information. We have established strict access limitation level for the personnel in the company to review and use such information by signing Non-disclosure Agreements with relevant people. The usage and disclosure of such information have been managed stringently by the company. We also sign a long-term engagement contract with the core technical people who may hold major technologies of the company. Despite the foregoing measurements adopted by the Company, we cannot assure the confidential information will not be disclosed definitely.

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

Risks Related to the Market for Our Stock

Our common stock is quoted on the OTCQB, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB. The OTC QB is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC QB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2010.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On November 24, 2010, the change of the Company’s name to China Intelligence Information Systems, Inc. from China VoIP & Digital Telecom Inc., and the symbol from CVDT.OB to IICN.OB has been effected. The Company has been still quoted and traded on the OTC Bulletin Board. In February of 2011, due to the transformation of its market makers to use the platform provided by OTC Markets Group to quote OTC securities, the Company began trading on the OTCQB, a marketplace developed by the OTC Markets Group, as of the reporting date, under the ticker symbol IICN.

The OTCQB is a market tier for U.S. listed companies that are in compliance with their SEC reporting obligations.

The Company intends to closely monitor the situation as it evaluates its alternatives; determining whether to remain listed for quotation on the OTCQB, seek to resume quotation on the OTCBB, or explore a listing on a national securities exchange, pending satisfaction of required quantitative listing standards.

As of March 25, 2011, the closing price for our common stock on the OTCQB was $0.59. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by OTCQB and OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Readers should note OTCQB and OTCBB quotations are a reflection of inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	Fiscal 2009		Fiscal 2010
Quarter	$ High Closing Price	$ Low Closing Price	$ High Closing Price	$ Low Closing Price
First	0.31	0.02	0.48	0.09
Second	0.29	0.16	0.69	0.34
Third	0.20	0.09	0.59	0.25
Fourth	0.16	0.09	0.67	0.26

Holders of the Company’s Stock

The Company has issued common stock only. On March 25, 2011, the total number of holders of record was 89.

Dividends Policy

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity compensation plan information as of December 31, 2010

Plan category	Number of securities to be issued to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity compensation plans approved by security holders:	None	-	-
Equity compensation plans not approved by security holders:	None	-	-
Total	-	-	-

Issuer Purchases of Equity Securities

The Company purchased no equity securities during the quarter ended December 31, 2010:

Recent Sales of Unregistered Securities

On June 7, the Company sold an aggregate of 10,000,000 shares of common stock to four investors (three investors each purchased 3,000,000 shares and one investor purchased 1,000,000 shares) for $0.27 per share for an aggregate purchase price of $2,700,000.

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

All the data comparison between 2010 and 2009 are those for virtualization business, therefore, the figures for 2009 have been removed those from discontinued operation-VoIP.

Overview

We were originally incorporated in Nevada on October 18, 2004 as a development stage company named “Crawford Lake Mining, Inc.” in the business of mineral exploration. On August 17, 2006, we entered in an agreement with Jinan Yinquan Technology Co., Ltd., a Chinese registered company. Upon the effectiveness of the Acquisition, the Company succeeded to the business of Jinan Yinquan, which will be continued as its sole line of business. Accordingly, the Company changed its name to China VoIP & Digital Telecom, Inc. and also changed its symbol to CVDT.

On November 24, 2010, the Company changed its name to China Intelligence Information Systems, Inc. from China VoIP & Digital Telecom Inc., and the symbol from CVDT.OB to IICN.OB, effective on the same date. The purpose for the name change is to better reflect its current core business.

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

•
Along with the continued marketing activities in current developed industries, including power supply, education, taxation, public security, healthcare and banking sectors, we will develop new industries in order to enhance our virtualization sales.

•	Except our own marketing efforts in the virtualization market, we also intend to sign more system integrators who may help us consummate our sales channel and develop more customers.

Our aggressive business expansion plan will depend on the capital support. We cannot assure the successful result of fund raising. As such, we may not be able to execute our initial business strategy or plan as expected if there is a lack of capital, and furthermore, our competitors may stand in a better position than us, which results in an adverse effect on our business. Although we believe that currently, even without such capital funds, we can still run a healthy business within our already occupied markets.

Result of Operations

Comparison of Years ended December 31, 2010 and December 31, 2009

During the year ended December 31, 2010, we recorded revenue of $9,209,122 as compared to $1,284,768 in 2009, an increase of $7,924,354 or 617%. The significant revenue increase was mainly due to the transformation happened to our business in 2010. In July 2009, the block of VoIP services by the government due to political considerations resulted in the significant decline of our revenue. However, after we began to focus on the virtualization business in 2010, we have made several breakthroughs in this industry and signed several contracts with large-scale customers, which accounted for the sharp increase of the revenue.

Cost of sales increased to $4,564,980 during the year ended December 31, 2010 from $701,100 during 2009, an increase of $3,863,880 or 551%. The increase in cost of sales is due to significant increase of the revenue coming from the virtualization business.

The gross profit was $4,644,142 in the year ended December 31, 2010 to $583,668 during 2009. The increase of $4,060,474 or 696% is due to the significant increase of revenue and the improvement of the gross margin of the virtualization business and our self-developed software.

Selling, general and administrative expenses were $3,640,281during year ended December 31, 2010 as compared to $1,862,301 during 2009, an increase of $1,777,980 or 95%. The increase is due to the significant expenses of marketing development and promotion activities incurred by the business transformation from VoIP to virtualization.

Depreciation and amortization expenses increased by 688% or $710,978 to $814,387 during the year ended December 31, 2010 as compared to $103,409 of 2009. The increase is mainly attributed to the amortization of the new intangible asset – Internet of Things Platform.

We recorded an operating gain of $189,474 during the year ended December 31, 2010 as compared to the loss of $1,382,043 during the year ended December 31, 2009. The increase of the operation gain is mainly due to the successful marketing of the virtualization business, which resulted in rapid revenue growth. Meanwhile, the virtualization business has a higher gross margin than VoIP business, which brings a faster growth rate of the gross profit than that of the SG&M and depreciation and amortization.

Other expenses are comprised of interest expense of $242,407, an amortization of convertible debt of $1,677,025, a gain on settlement of debt of $2,606,095 and recovery of bad debts of $1,028,343 during the year ended December 31, 2010. Among such expenses, interest expense was $817,795, amortization of convertible debt was $1,666,667, change in derivative liability (BCF expense) was $998,896 and other financial income was $288,253 during the year ended December 31, 2009.

Net income was $2,561,305 during the year ended December 31, 2010 as compared to net loss of $7,682,890 during 2009. The net income growth resulted from our success marketing our virtualization business and self-developed software, and keeping a higher gross margin as well.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company booked net income of $2,561,305 as of December 31, 2010, as compared to the net loss of $7,682,890 for the year ended December 31, 2009.

Operating Activities

The net cash provided by operations for the year ended December 31, 2010 amounted to $1,582,615 compared to net cash used in operations of $392,570 for the year ended December 31, 2009, an increase of $1,190,045. The increase is mainly due to the significant increase of net income to 2,561,305 and accounts payable of $2,096,565 in 2010. While the net loss in 2009 is recorded as $7,682,890 and accounts payable is only $10,951.

Investing Activities

Net cash used in investing activities amounted to $2,475,027 for the year ended December 31, 2010 compared to net cash used in investing activities of $1,423,706 for the year 2009, an increase of $1,051,321 or 74%. The change is mainly due to the purchase of an intangible asset amount to $2,376,383 and investment in Shandong Yinquan Holdings Co., Ltd during 2010 in an amount of $1,924,375.

Financing Activities

Net cash provided by financing activities amounted to $761,174 for the year ended December 31, 2010 compared to $1,871,104 for the year 2009, a decrease of $1,109,930 or 59%. The decrease is mainly due to the one time payment to redeem our convertible debt in August 2010 an amount of $3,000,000.

Foreign currency translation effect recorded loss of $236,462 for the year ended December 31, 2010 compared to the gain of $83,900 for the year 2009.

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

The Company markets products primarily through its subsidiaries and alliance system integrators. The Company’s products consist of virtualization technology related hardware, software, service and in-house developed software. The hardware includes servers, storage devices, virtualization desk-top devices and other hardware used during the virtualization projects implemented by the Company. The software indicates virtualization related software which is purchased from Vmware and Vizioncore. The services including software maintenance and update, product training and consulting services. Self-developed software is developed by the Company for satisfying diverse demands from clients.

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

Hardware and Software Revenue
The Company recognizes revenue relating to hardware and software when all of the following criteria are met,
•	Persuasive evidence of the arrangement exists
•	Delivery has occurred or the service has been provided and the Company has no remaining obligations
•	The fee is fixed or determinable
•	Collectability is probable

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

In-House Developed Software Revenue

There are two circumstances of the revenue recognition for in house developed software:
1.	Development cycle within one year
The Company recognizes revenue of internally development software when all of the following criteria are met:
•	Persuasive evidence of the arrangement exists
•	Delivery has occurred or the service has been provided and the Company has no remaining obligations The fee is fixed or determinable
•	Collect ability is probable

2.	Development cycle is longer than one year The revenue is recognized based on the percentage-of-completion method during the period of the contract.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles – goodwill and other (“FASB ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. We will adopt this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations (“FASB ASC Topic 815”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables (“FASB ASC Topic 310”), The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risks

Foreign Exchange Risk

While our reporting currency is the US dollar, almost all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for some cash and cash equivalents and accounts receivables. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollar and RMB. If the RMB depreciates against the US dollar, the value of our RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase to cope with these increased costs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with our accountants on any accounting matters or financial disclosures.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.

Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Principal Position	Appointment/Resignation date

Li Kunwu	47	Chairman, CEO and CFO	January 1, 2002
Kan Kaili	66	Independent Director	August 15, 2007
Wang Qinghua	51	Director, GM of Yinquan	August 14, 2001
Xu Yinyi	52	Director	November 26, 2004
Jiang Yanli	45	Independent Director	August 16, 2006
Dong Shile	34	Director, GM of BPUT	May 26, 2008
Qi Dawei	27	Director, CTO	May 26, 2008
Ding Xiaodong	43	Independent Director	January 11, 2011
Xu Ruzhi	45	Independent Director	January 11, 2011

Mr. Li Kunwu is one of the founders of the Company. Mr. Li has served as Chairman of the Board and Chief Executive Officer since January 1, 2002. Mr. Li is a Certified Public Accountant in the PRC, and has been a guest professor of Shandong University of Finance & Economics since April of 2010. With experience serving as Financial Controller in large-scale state owned enterprises for more than 15 years. Mr. Liu holds degrees in economics, management/finance, and accounting from Shandong University.

Dr. Kan Kaili has served as an independent Director of the Company since August 15, 2007. Dr. Ka has served as a Professor of Beijing University of Post and Telecommunications since 2000. Dr. Kan is a member of the Company’s Nomination and Corporate Governance Committee. Dr’ Kan has been a director of China's Information Industry Policy and Development Institute and Commissioner of the Advisory Commission for China's Telecommunications Act from1987 to 2000. Dr. Kan served as a strategy consultant on telecommunications policies and development of the World Bank from 1989 until 1991. Dr. Kan’s primary areas of concentration are policies of telecommunications and the information industry as well as business management strategy. Dr. Kan has Doctorate from Stanford University

Mr. Wang Qinghua, one of the founders of the Jinan Yinquan, has served as a Director since August 14, 2001. Mr. Wang is an expert in the areas of software, system integration, network communication, and project management. Mr. Wang was awarded as the youngest senior engineer issued by the Chinese government in 1993.

Mr. Dong Shile has served as a Director since May 26, 2008 and General Manager of BPUT since April 2007, when he co-founded BPUT. Prior to BPUT, he worked for Seimens Ltd., China Automation and Drivers Group, from 2001 to 2004 , where he was responsible for the Mainland China Global Customer Service System Implementation Project. Mr. Dong also worked in the China Storage and Transport Group and Canada Perspective Technologies Co., Ltd., as a senior engineer from 2004 until 2005. Mr. Donghas extensive experience in software development and IT management.

Mr. Qi Dawei has served as a Director and CTO since May 26, 2008.. Mr. Qi co-founded BPUT in April. 2007. Prior to BPUT, Mr. Qi worked in Nestle China and Microsoft in Australia from 2005 to 2007. Mr. Qi was the manager of system architecture development at Microsoft Australia from 2005 to 2006. Mr. Qi has extensive experience in IT management, project design and structured analysis and evaluation. Mr. Qi is also a part-time consultant and Chief Architect of VMware in the Great China Area

Mr. Xu Yinyi has served as a Director since November 26, 2004 and is the chairman of the Nomination and Corporate Governance Committee and a member of Audit Committee. Mr. Xu has been Chief Executive Officer and Chairman of Shanghai Nanzheng Industry Co. Ltd.

Mr Jiang Yanli has served as an independent Drector since August 16, 2006 and is the chairman of the Compensation Committee and a member of Audit Committee. Mr. Jiang has a master's degree in finance management and consultation with more than twenty years of experience. Mr. Jiang has served as the vice-chairman of China International Commercial Chamber Qingdao Chamber . Mr. Jiang has published more than 40 economic and financial theses and has written articles for newspapers and magazines, including the state, provincial and civic.

Mr. Ding Xiaodong has served as an independent Director since January 11, 2001 and is the chairman of the Audit Committee and a member of the Compensation Committee. Mr. Ding has served as the associate professor in the Accounting College of Shandong Finance Institute since 1988. Mr. Ding graduated from the Central University of Finance and Economics in 1988 with a master degree and majored in Foreign Financial Accounting.

Mr.. Xu Ruzhi has served as an independent Director since January 11, 2011and a member of the Compensation Committee and Nomination and Corporate Governance Committee. Mr. Xui has served as the Dean of the Computer Information Engineering College of Shandong Finance Institute and also as the chief professor of the College since 2004. Mr. Xu earned his engineering master’s degree from Xi’an Jiaotong University in 1991 and a doctorate from Shanghai Fudan University in 2004. Mr..Xu’s primary areas of concentration are software engineering; cloud computing and management operating system. His comprehensive experience working in both the university and in software enterprises for over 10 years has provided him with expertise in the operation of intellectual technology enterprises.

Board Composition and Committees

On January 11, 2011, the Board of Directors established an audit committee, nomination and corporate governance committee and compensation committee. The composing of each committee is as follows:

Audit Committee: Ding Xiaodong (Chairman), Jiang Yanli and Xu Yinyi;
Nomination and Corporate Governance Committee: Xu Yinyi (Chairman), Xu Ruzhi and Kan Kaili
Compensation Committee: Jiang Yanli (Chairman), Xu Ruzhi and Ding Xiaodong.

The Audit Committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The Company’s Board of Directors has determined that the registrant has one audit committee financial expert, Ding Xiaodong, serving on its Audit Committee. Mr. Ding holds a master degree and majored in Foreign Financial Accounting. He understands the generally accepted accounting principles and financial statements. He is considered as independent director as defined in the standards applicable to the Company.

The Nomination and Corporate Governance Committee is primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The Corporate Governance Committee is also responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The Company does not have procedures by which security holders may recommend nominees to the Company’s Board of Directors.

The Compensation Committee is primarily responsible for reviewing and approving our salary and benefit policies (including equity plans), including compensation of executive officers.

Family Relationships

There is no family relationship among any of our officers or directors

Involvement in Certain Legal Proceedings

None of our directors, executive officers, or control persons have been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or

●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

●
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

●
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2010 fiscal year.

Code of Ethics

The Company has Standards of Ethical Conduct Policy (“Code of Ethics”) that applies to all employees and directors, including the Chairman, Chief Executive Officer, and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our Compensation Committee consists of Yanli Jiang, Ruzhi Xu and Xiaodong Ding, each of whom are independent directors. The Compensation Committee and, prior to its establishment on January 11, 2011, our Board of Directors determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies, and contributions made by the officers’ to our success. Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our Board of Directors and Compensation Committee have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. The Compensation Committee makes an independent evaluation of appropriate compensation to key employees, with input from management. The Compensation Committee has oversight of executive compensation plans, policies and programs.

Our compensation program for our executive officers and all other employees is designed such that it will not incentivize unnecessary risk-taking. The base salary component of our compensation program is a fixed amount and does not depend on performance. When we implement a cash incentive program, the program will take into account multiple metrics, thus diversifying the risk associated with any single performance metric, and we believe it will not incentivize our executive officers to focus exclusively on short-term outcomes. We have not granted equity awards to date and when we begin to grant equity awards, we anticipate that the equity awards will be subject to vesting to align the long-term interests of our executive officers with those of our stockholders.

Elements of Compensation

We provide our executive officers with a base salary and certain bonuses to compensate them for services rendered during the year. Our policy of compensating our executives with a cash salary has served us well. Because of our history of attracting and retaining executive talent, we do not believe it is necessary at this time to provide our executives equity incentives, or other benefits in order for us to continue to be successful.

Base Salary

The base salaries paid to Mr. Li Kunwu, Mr. Wang Qinghua, Dong Shile and Qi Dawei during 2009 was $35,000, $30,000, $30,000 and $30,000, respectively. The 2010 annual compensation for Mr. Li Kunwu , Mr. Wang Qinghua, Dong Shile and Qi Dawei is $35,000, $30,000, $30,000 and $30,000 , respectively. All such amounts were paid in cash. The value of base salary reflects each executive’s skill set and the market value of that skill set in the sole discretion of our Board of Directors and/or our executive officers. No compensation was paid to the independent directors during 2010.

Bonuses

To date, we have not provided our other executive officers with cash or equity bonuses at the end of each fiscal year. Our Compensation Committee intends to review the necessity of such bonuses on a yearly basis based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success

Equity Incentives

We have not established an equity based incentive program and have not granted stock based awards as a component of compensation, In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our Compensation Committee determines that it is in the best interests of our stockholders and the Company to do so.

Retirement Benefits

Our executive officers are not presently entitled to company-sponsored retirement benefits.

Perquisites

We have not provided our executive officers with any material perquisites and other personal benefits and, therefore, we do not view perquisites as a significant or necessary element of our executive’s compensation.

Deferred Compensation

We do not provide our executives the opportunity to defer receipt of annual compensation.

The following table sets forth information for the period indicated with respect to the persons who served as our CEO, CFO and other most highly compensated executive officers who served on our board of directors.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards
Name and Principal Position	Year	Salary	Bonus	Other	Restricted Stock Awards	Securities Underlying Options/ SAR	Payouts LTIP Payouts	All other compensation	Total

Li Kunwu	2010	$35,000	-	-	-	-	-	-	$35,000
CEO	2009	$35,000	-	-	-	-	-	-	$35,000
	2008	$15,000

Wang Qinghua	2010	$30,000	-	-	-	-	-	-	$30,000
GM of Yinquan	2009	$30,000	-	-	-	-	-	-	$30,000
	2008	$14,000

Dong Shile	2010	$30,000	-	-	-	-	-	-	$30,000
GM of BPUT	2009	$30,000	-	-	-	-	-	-	$30,000
	2008	$14,000

Qi Dawei	2010	$30,000	-	-	-	-	-	-	$30,000
CTO	2009	$30,000	-	-	-	-	-	-	$30,000
	2008	$14,000

SERVICE AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS

The Company executed a labor contract with Mr. Li Kunwu for a term of 5 years. The contract was effective January 3, 2007 and expires on January 2, 2012.

The Company executed a labor contract with Mr. Wang Qinhua for a term of 5 years. Tthe contract was effective June 1, 2006 and expires on May 31, 2011.

The Company executed a labor contract with Mr. Dong Shile for a term of 5 years. The contract was effective May 18, 2008 and expires on May 17, 2013.

The Company executed a labor contract with Mr. Qi Dawei for a term of 5 years. The contract was effective May 18, 2008 and expires on May 17, 2013.

Directors Compensation

No compensation was paid to our directors for the fiscal year ended December 31, 2010:. Except as disclosed herein, we have no other existing or proposed service agreement with any of our directors.

BONUSES AND DEFERRED COMPENSATION

We do not have any deferred compensation or retirement plans.

OPTION GRANTS IN THE LAST FISCAL YEAR

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year 2010. As of December 31, 2010, none of our executive officers or directors owned any of our derivative securities.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934 may be permitted to our directors, officers and controlling persons pursuant to provisions of the Amended Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us is in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners

The following tables set forth information regarding beneficial ownership of our outstanding shares of common stock as of March 25, 2011 (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated each stockholder has sole voting power and dispositive power with respect to the indicated shares.

Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class

Li Kunwu (CEO and Director)	6,200,000	9.01%
Wang Qinghua (Director and GM of Jinan Yinquan)	6,200,000	9.01%
Xu Yinyi (Director)	2,880,000	4.19%
Jiang Yanli (Director)	200,000	0.29%
All Officers and Directors as a Group	15,548,000	22.60%

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

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2010 and 2009 were $63,000 and $55,500 respectively.

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

All Other Fees

The Company incurred no other fees during the last two fiscal years ended December 31, 2010 and 2009.

Audit and Non-Audit Service Pre-Approval Policy

Our audit committee has approved the services described above.

ITEM 15.	EXHIBITS

Exhibit Number	Note	Description of Document

3.1	(1)	Amended Articles of Incorporation
3.2	(2)	Bylaws
10.1	(3)	Agreement between the Company, Apollo Corporation and Jinan Yinquan Technology Co. Ltd.
10.2	(4)	Form of Stock Purchase Agreements dated as of May 24, 2010 by and between the Company and the investors named therein.
10.3	(4)	Form of Stock Purchase Agreement dated as of May 25, 2010 by and between the Company and the investor named therein.
10.4	(5)	Second Amended and Restated Securities Redemption and Pay-off Agreement, dated July 29, 2010
10.5	(6)	Amended and Restated Securities Redemption and Pay-Off Agreement, dated April 14, 2010.
10.6	(7)	Securities Redemption and Pay-Off Agreement, dated January 5, 2010.
14.1	(8)	Code of Ethics
21.1	(9)	Subsidiaries of the registrant
24.1	(9)	Power of Attorney (see signature page)
31.1	(9)	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(9)	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the registrant’s Current Report on Form 8K (file number 101188206) filed on July 26, 2010.

(2)	Incorporated herein by reference to the registrant’s initial Registration Statement on Form SB-2 filed on January 13, 2006.

(3)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K (file number 061203975) filed on October 13, 2006.

(4)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K (file number 10879749) filed on June 4, 2010.

(5)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K (file number 101014051) filed on August 13, 2010.

(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K (file number 10757637) filed on April 19, 2010.

(7)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K (file number 10519358) filed on January 11, 2010.

(8)	Incorporated herein by reference to the registrant’s Current Report on Form 10-KSB (file number 07766786) filed on April 16, 2007.

(9)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INTELLIGENCE INFORMATION SYSTEMS, INC.

By:/s/ Li Kunwu
Li Kunwu
Chief Executive Officer

Date: March 28, 2011

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint Li Kunwu as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize my attorney-in-fact to (1) appoint a substitute attorney-in-fact for himself, and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorney-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

China Intelligence Information Systems, Inc.

Date: March 28, 2011
By: /S/ Wang Qinghua
Wang Qinghua
Director

Date: March 28, 2011
By: /S/ Xu Yinyi
Xu Yinyi
Director

Date: March 28, 2011
By: /S/ Jiang Yanli
Jiang Yanli
Director

Date: March 28, 2011
By: /S/ Kan Kaili
Kan Kaili
Director

Date: March 28, 2011
By: /S/ Dong Shile
Dong Shile
Director

Date: March 28, 2011
By: /S/ Qi Dawei
Qi Dawei
Director

Date: March 25, 2011
By: /S/ Ding Xiaodong
Ding Xiaodong
Director

Date: March 25, 2011
By: /S/ Xu Ruzhi
Xu Ruzhi
Director

CHINA INTELLIGENCE INFORMATION SYSTEMS INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES)
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations
for the years ended December 31, 2010 and 2009	F-4

Consolidated Statements of Cash Flows
for the years ended December 31, 2010 and 2009	F-5

Consolidated Statements of Stockholders’ Equity
for the years ended December 31, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Intelligence Information Systems Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of China Intelligence Information Systems Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Intelligence Information Systems Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has accumulated deficit of $4,295,551  and a working capital deficit of $1,222,773 at December 31, 2010. These factors as discussed in Note 21 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 21. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California
March 28, 2011

CHINA INTELLIGENCE INFORMATION SYSTEM INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS

	AS OF
	DECEMBER 31, 2010	DECEMBER 31, 2009
Assets
Current Assets
Cash and cash equivalents	$453,297	$366,763
Accounts receivable, net	824,188	95,699
Inventories, net	816,171	580,598
Due from related parties	-	130,942
Loans receivable	790,532	2,917,707
Other current assets, net	1,655,842	394,592
Current assets of discontinued operations	-	47,054
Total Current Assets	4,540,030	4,533,356

Investment in Yinquan Holding	1,924,375	-

Long-Term Deposit & Prepayment	105,828	33,898

Property & Equipment, net	1,378,748	1,261,620

Intangible Assets, net	3,540,511	505,687

Total Assets	$11,489,492	$6,334,561

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$2,096,565	$10,951
Short-term loans	2,579,275	2,852,045
Warrant liability	-	2,163,195
Other payable	480,161	503,053
Accrued expenses and other current liabilities	542,533	992,474
Due to related parties	64,269	20,000
Convertible debt	-	3,379,630
Current liabilities of discontinued operations	-	5,497
Total Current Liabilities	5,762,803	9,926,845

Stockholders' Equity (Deficit)
Common Stock, par value $.001 per share, 250,000,000 shares authorized; 69,791,489 and 53,008,000 shares issued and outstanding as of December 31, 2010 and 2009	69,791	53,008
Additional paid-in-capital	9,712,938	3,408,515
Shares to be cancelled, 1,012,000 shares as of December 31, 2010 and 1,212,000 shares as of December 31, 2009	(1,012,000)	(1,212,000)
Other comprehensive income	1,022,878	786,416
Statutory reserves	228,633	228,633
Accumulated deficit	(4,295,551)	(6,856,856)
Total Stockholders' Equity (Deficit)	5,726,689	(3,592,284)

Total Liabilities and Stockholders' Equity (Deficit)	$11,489,492	$6,334,561

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INTELLIGENCE INFORMATION SYSTEM INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For the Years Ended December 31,
	2010	2009
Revenues:
License sales	$4,708,252	$890,974
Consulting - software development	2,798,556	-
Hardware sales	1,304,686	-
Training and other	397,628	393,794
Net revenues	9,209,122	1,284,768

Cost of revenues:
License sales	2,523,352	600,637
Consulting - software development	376,929	-
Hardware sales	1,235,881	-
Training and other	428,818	100,463
Cost of revenue	4,564,980	701,100
Gross profit	4,644,142	583,668

Operating Expenses :
Selling, general and administrative	3,640,281	1,862,301
Depreciation and amortization	814,387	103,409
Total operating expenses	4,454,668	1,965,711

Gain/(Loss) from operations	189,474	(1,382,043)

Other income (expenses):
Interest expense	(242,407)	(817,795)
Amortization of convertible debt	(1,677,025)	(1,666,667)
Change in derivative liability	-	(998,896)
Gain on settlement of debt	2,606,095	-
Recovery of bad debts	1,028,343	-
Other financial income	665,310	288,253
Total other income/(expense)	2,380,316	(3,195,105)

Loss from 27% Investment in Yinquan Holding	(8,485)	-

Income (Loss) from continued operations before income tax	2,561,305	(4,577,148)

Loss from Discontinued Operations	-	(3,105,742)
Net Income (Loss)	2,561,305	(7,682,890)

Other comprehensive item:
Foreign currency translation gain	236,462	83,950

Net comprehensive Income (Loss)	$2,797,767	$(7,598,940)

NET EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUED OPERATIONS - BASIC & DILUTED	$0.04	$(0.09)

NET EARNINGS (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC & DILUTED	$-	$(0.06)

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC & DILUTED	$0.04	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC & DILUTED	63,512,735	53,008,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INTELLIGENCE INFORMATION SYSTEM INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES)
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Twelve Month Periods Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,561,305	$(7,682,890)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization of beneficial conversion feature	1,620,370	1,666,667
Change in derivative liability	-	998,896
Depreciation and amortization	814,387	103,409
Depreciation and amortization – discontinued operations	-	2,629,524
Gain on settlement of debt	(2,633,710)	-
Stock compensation	84,270	-
Option expense	17,211	-
Reserve for bad debts	810,575	-
Amortization of debt raising fee	-	147,988
Reserve for inventory	196,504	-

( Increase)/decrease in operating assets:
Accounts receivable	(1,339,533)	153,279
Recovery of bad debts	(1,028,343)	(92,987)
Inventories	(405,513)	52,784
Advances to suppliers	(181,292)	941,152
Prepaid expenses and other assets	(1,210,552)	(150,046)
Current assets of discontinued operations	47,054	47,054
Increase/(decrease) in operating liabilities:
Accounts payable	2,033,104	7,577
Other payable	(46,018)	-
Accrued expenses and other current liabilities	237,299	790,520
Current liabilities of discontinued operations	5,497	(5,497)
Net cash provided by (used in) operations	1,582,615	(392,570)

Cash flows from investing activities:
Purchase of property and equipment	(322,380)	(63,720)
Proceeds from (payment of) interest bearing loan	2,180,292	(1,276,455)
Purchase of intangible assets	(2,376,383)	(2,619)
Payment for software & rental deposit	(75,344)	-
Investment in Yinquan Holding	(1,924,375)	-
Due from related parties	43,162	(80,912)
Net cash used in investing activities	(2,475,027)	(1,423,706)

Cash flows from financing activities:
Proceeds from common stock issuance	4,131,002	-
Proceeds on (payment of) short-term loan	(369,828)	1,871,104
Payment of convertible debt	(3,000,000)
Proceeds on long-term loan	-	-
Net cash provided by financing activities	761,174	1,871,104

Foreign currency translation effect	217,772	(29,397)

Net increase /(decrease) in cash and cash equivalents	86,534	25,432

Cash and cash equivalents, beginning balance	366,763	341,331

Cash and cash equivalents, ending balance	$453,297	$366,763

SUPPLEMENTARY DISCLOSURE:
Interest paid	$-	$169,690
Income tax paid	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:
Cashless exercise of options	$53	$-
Common shares canceled	$200,000	$-
Cancellation of warrants	$2,163,193	$-
Convertible note settled against common shares	$125,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INTELLIGENCE INFORMATION SYSTEM INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2010

			Additional	Shares		Other		Total
	Common Stock		Paid	to be	Statutory	Comprehensive	Retained Earnings/	Stockholders'
	Shares	Amount	in Capital	Cancelled	Reserves	Gain	(Accumulated Deficit)	Equity/(Deficit)
Balance as of December 31, 2008	53,008,000	$53,008	$3,408,515	$(1,212,000)	$228,633	$702,466	$826,033	$4,006,655

Net loss	-	-	-	-	-	-	(7,682,889)	(7,682,889)

Foreign currency translation	-	-	-	-	-	83,950	-	83,950

Balance as of December 31, 2009	53,008,000	53,008	3,408,515	(1,212,000)	228,633	786,416	(6,856,856)	(3,592,284)

Issuance of shares for debt conversion	1,100,000	1,100	123,900	-	-	-	-	125,000

Cancellation of warrants	-	-	2,163,193	-	-	-	-	2,163,193

Options granted for attorney services	-	-	17,211	-	-	-	-	17,211

Cashless exercise of options	53,489	53	(53)	-	-	-	-	-

Issuance of common shares for cash	15,300,000	15,300	4,115,702	-	-	-	-	4,131,002

Issuance of common shares for commission compensation	530,000	530	84,270	-	-	-	-	84,800

Shares canceled	(200,000)	(200)	(199,800)	200,000	-	-	-	-

Net income	-	-	-	-	-	-	2,561,305	2,561,305

Foreign currency translation	-	-	-	-	-	236,462	-	236,462

Balance as of December 31, 2010	69,791,489	$69,791	$9,712,938	$(1,012,000)	$228,633	$1,022,878	$(4,295,551)	$5,726,689

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INTELLIGENCE INFORMATION SYSTEMS INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
NOTE 1 GENERAL

China Intelligence Information Systems Inc. (“the Company” or “We”), formerly, Crawford Lake Mining, Inc. and China VoIP & Digital Telecom, Inc. acquired on August 17, 2006, all of the outstanding capital stock of Jinan Yinquan Technology Co. Ltd. (“Jinan Yinquan”) in exchange for the issuance of 40,000,000 shares of our common stock to the Jinan Shareholders and $200,000. Such shares are restricted in accordance with Rule 144 of the 1933 Securities Act. In addition, as further consideration for the acquisition, Apollo Corporation, the principal shareholder of the Company, agreed to cancel 11,750,000 post-split shares of its outstanding common stock. Based upon same, Jinan Yinquan became our wholly-owned subsidiary. Jinan Yinquan was established in Jinan in the People’s Republic of China (“the PRC”) in 2001.  The exchange of shares with Jinan Yinquan has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of the Jinan Yinquan obtained control of the consolidated entity.

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

The Company’s principal activities are developing and sales of computer software and hardware, digital video pictures system; and developing and sales of computer network and network audio devices.  Before July 2009, the Company was focused on the Voice Over Internet Phone (“VOIP”) technology related business. In July 2009, the VOIP business was discontinued by China government and the company transitioned to focus on providing virtualization solutions and services. The Company initiated the virtualization business in 2008. Currently, the Company also focuses on the cloud computing．Now, the Company owns several virtualization-based products with independent intellectual property rights for education, info-security and cloud computing.

The virtualization business is primarily conducted through BPUT outside of the Shandong area, while Yinquan is primarily focusing on the Shandong area.

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of China Intelligence Information Systems Inc. (the “Company”) and its 100% wholly-owned subsidiary Shandong Honest Management and Consulting Co. Ltd. The accompanying financial statements also include another two 100% wholly-owned subsidiaries of Jinan Yinquan Technology Co. Ltd. (“Jinan Yinquan”) and Beijing Power Unique Technologies Co., Ltd. (“BPUT”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation
The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130 (ASC 220), “Reporting Comprehensive Income” as a component of shareholders’ equity for the years ended December 31, 2010 and 2009, the foreign currency translation gain was $275,771 and $83,950, respectively. The accumulated comprehensive foreign currency translation gain amounted to $1,062,187 and $786,416 as of December 31, 2010 and 2009, respectively.

Risks and Uncertainties
The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

The company may purchase foreign exchange for settlement of "current account transactions", including payment of dividends to the company shareholders, without the approval of the State Administration for Foreign Exchange.  The company may also retain foreign exchange in the company’s current account, subject to a ceiling approved by the State Administration for Foreign Exchange, to satisfy foreign exchange liabilities or to pay dividends.  However, the Chinese government may change its laws or regulations and limit or eliminate the company’s ability to purchase and retain foreign currencies in the future.

Since a significant amount of the company future revenues will be denominated in
Renminbi, the existing and any future restrictions on currency exchange may limit the company’s ability to utilize revenues generated in Renminbi to fund any business activities outside China or fund expenditures denominated in foreign currencies.

Allowance for Doubtful Accounts
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2010 and 2009, the allowances for doubtful accounts were $733,682 and $90,256, respectively.

Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.  As of December 31, 2010 and 2009, the reserves for obsolescence of inventory were $311,179 and $147,121, respectively.

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

Revenue Recognition
The Company markets products primarily through its subsidiaries and alliance system integrators.  The Company’s products consist of virtualization technology related hardware, software, service and in-house developed software. The hardware includes serves, storage devices, virtualization desk-top devices and other hardware used during the virtualization projects implemented by the Company. The software indicates virtualization related software which is purchased from VMware and Vizioncore. The services including software maintenance and update, product training and consulting services. Self-developed software is developed by the Company for satisfying diverse demands from clients.

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

Basic And Diluted Earnings Per Share (EPS)
Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128) (ASC 260), “Earnings per share”. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings per share were $0.04 and $(0.14) for the year ended December 31, 2010 and 2009, respectively.

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

NOTE 4   DUE FROM RELATED PARTY

Due from related party amounted to $0 and $130,942 as of December 31, 2010 and 2009, respectively. Due from related party in 2009 represents temporally advance to one Director of the Company for business development purpose. It was interest free, due on demand and unsecured.

NOTE 5   LOANS RECEIVABLE

Loans receivable are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs.  All of the loans receivable are due on demand and the company has not incurred any losses due to uncollectible receivable.

As of December 31, 2010 and 2009, the loans receivable comprise of the following:

	December 31, 2010	December 31, 2009

Loan to unrelated party A, interest free, due on demand, unsecured	$-	$870,599

Loan to unrelated party B, interest at 7.965% annually, unsecured	-	73,129

Loan to unrelated party Shandong Sanyi, interest free, due on demand, unsecured	121,143	292,517

Loan to unrelated party Shenzhen Xindun Investment Consulting Firm, interest free, due on demand, unsecured	151,722	-
Loan to unrelated party Yinquan Chengye, interest free, due on demand, unsecured	379,305
Loan to unrelated party Shandong Zhengjin Investment Consulting Firm, interest free, due on demand, unsecured	151,722
Loan to unrelated party Wendeng, interest free, due on demand, unsecured		1,681,462
Interest adjustment	(13,361)	-

Total	$790,532	$2,917,707

NOTE 6   OTHER CURRENT ASSETS

As of December 31, 2010 and 2009, the other current assets comprise of the following:

	December 31, 2010	December 31, 2009

Security deposit for loans and business development	$1,020,614	$84,265
Advance to attorney	-	50,000
Advances to employees and others	22,177	158,038
Advance to suppliers	296,078	5,777
Prepayment	16,254	199,144
Total	1,355,123	497,224

Less: Provision for write off	(382,030)	(102,632)

Total other current assets, net	$973,093	$394,592

NOTE 7 LONG TERM RENT DEPOSIT & PREPAID EXPENSES

The balances of long term prepaid expenses as of December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010	December 31, 2009

Prepaid image design	$52,648	$46,978
Rent deposit	77,274
Less: Amortization (Image design)	(24,093)	(13,080)

Long term prepaid expenses, net	$105,828	$33,898

During the year ended December 31, 2008, Power Unique (BPUT), one of the subsidiaries of the Company, incurred $46,978 image designing fees for its new product.  In 2010, BPUT also incurred $5,670 Microsoft authorization fees for its new product.  Such cost will be amortized over five years.

The amortization expense for the next three years after December 31, 2010 is as follows:

Amortization for the next three years is as follows :
2011	$11,376
2012	11,376
2013	5,802
$28,554

The amortization expense for the year ended December 31, 2010 and 2009 were $10,143 and 9,312, respectively.

NOTE 8   PROPERTY AND EQUIPMENT, NET

The balances of the Company property and equipment as of December 31, 2010 and December 31, 2009 are summarized as follows:

	December 31, 2010	December 31, 2009

Electronic Equipment	$433,555	$1,009,141
Vehicles	389,880	363,402
Furniture and fixture	12,260	175,632
Office Building	1,101,872	860,939
	1,937,567	2,409,114

Less: Accumulated depreciation	(558,819)	(1,147,494)

Property and Equipment, net	$1,378,748	$1,261,620

The depreciation expense for the year ended December 31, 2010 and 2009 was $272,138 and $55,809 respectively.

NOTE 9 LONG TERM INVESTMENT

On July 20, 2010, the Board of Jinan Yinquan approved the Investment to Shandong Yinquan Investment Holding Limited (Yinquan Holding). The capital contribution is $1,932,860 (RMB13,000,000), which takes account of 27% of the shareholder interest of Yinquan Holding. The main purpose of the investment is for Yinquan Holding to establish China Cloud Computing Science Park in Nanhai New Areas of Wendeng City. The city is located in Shandong Province. The investment was accounted for as an equity method investment as the Company has exercised significant influence over the operating and financial policies of Yinquan Holding.

The Company’s investment in equity for the year ended December 31, 2010 is as follows:

Investment in Yinquan Holding at cost	1,932,860
Net loss for the year ended December 31, 2010	31,387
CIIS's interest (27%)	8,485
Net book value at December 31, 2010	1,924,375

A summary of financial information for Yinquan Holding is as follows:

December 31, 2010

Assets	$11,540,273

Liability	7,293,903

Equity	4,246,370

Company’s equity @27%	$2,646,434

As of December 31, 2010, Yinquan Holding has a short term payable to Jinan Yinquan amounting to $1,077,227.

NOTE 10   INTANGIBLE ASSET

Intangible asset mainly comprised of a set of software in Jinan Yangquan acquired from third parties and a set of software from Power Unique. Those sets of software acquired from third parties are used for the core technology of the Company’s software business.  They are amortized over a life of five years. Intangible assets comprised of following at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009

Software, cost	$5,687,327	$761,839

Less: Accumulated Amortization	(815,254)	(256,152)
Less: Impairment	(1,331,562)
Intangible asset, net	$3,540,511	$505,687

The Company discontinued its VoIP business in 2009. The intangible assets used in the discontinued business were impaired in reference to the market price.

The amortization expenses for the next three years after December 31, 2010 are as follows:

Amortization for the next three years is as follows :

2011	$1,551,823
2012	1,551,823
2013	436,865
Total	$3,540,511

The amortization expense for the year ended December 31, 2010 and 2009 was $535,803 and $38,288, respectively.

NOTE 11   SHORT TERM LOANS

As of December 31, 2010 and 2009, the Company had short-term loans balanced at $2,579,275 and $2,852,045, respectively. The short terms loans comprised of the following:

The Company has an approved line of credit up to the amount of $758,610 and $0 from Qilu Bank as of December 31, 2010 and 2009, respectively. The line of credit expires on April 9, 2011. The line is secured by Shandong Wuerde Security Company with a flexible interest rate which equals to 30% above the benchmark interest rate set up by the People’s Bank of China. The Company used the full line of credit as of December 31, 2010.

The Company has an approved line of credit up to the amount of $455,166 and $658,164 from China CITIC Bank as of December 31, 2010 and 2009, respectively.  The line, expiring on June 3, 2011, is secured by Shandong Kexin Security Company with a flexible interest rate which equals to the benchmark interest rate of People’s Bank of China. The Company used the full line of credit as of December 31, 2010 and December 31, 2009.

The Company has a short-term loan in the amount of $606,888 and $0 from China Construction Bank as of December 31, 2010 and 2009, respectively. The loan has a one year term that expires on March 10, 2011. The loan is unsecured with a flexible interest rate which equals to 10% above the benchmark interest rate set up by the People’s Bank of China. On March 10, the short-term loan of $606,888 was paid off to the China Construction Bank.

The Company has a short-term loan in the amount of $758,610 and $0 from China Industrial and Commercial Bank as of December 31, 2010 and 2009, respectively. The loan is unsecured with a flexible interest rate which equals to 5% above the benchmark interest rate set up by the benchmark interest rate of People’s Bank of China, 455,166 expire on March 16, 2011 and $303,444 expires on March 30, 2011. On February 18, 2011, the Company paid off $303,444 to the China Industrial and Commercial Bank and on March 16, 2011, the rest of $455,166 of short-term loan was paid off.

For the year ended December 31, 2010 and 2009, the Company had interest expense of $234,131 and $919,696, respectively.

NOTE 12 – SENIOR SECURITY NOTE

On December 21, 2007, the Company issued a senior debenture to Castlerigg Master Investments Ltd. in the amount of $5,000,000 that accrues interest at 8.75% per annum and is due on December 21, 2010. In addition, the Company also issued to Castlerigg three series of warrants, titled Series A Warrant, Series B Warrant and Series C Warrant (collectively the “Warrants”) to purchase 21,459,038 shares of the Company’s common stock. The Warrants are exercisable at price per share of $.5627 and are subject to economic anti-dilution protection.  The Series A Warrant is exercisable for 8,885,730 shares of the Company’s common stock and expires the date eighty four (84) months after the earlier of (A) such time as all of the Registrable Securities (as defined in the Registration Rights Agreement) are available for resale pursuant to an effective Registration Statement and (B) two (2) years after December 21, 2007.  The Series B Warrant is exercisable for 6,220,011 shares of the Company’s common stock and expires on the date on which the Notes issued pursuant to the Securities Purchase Agreement are no longer issued and outstanding.  The Series C Warrant is exercisable for 6,353,297 shares of the Company’s common stock and expires on the date sixty (60) months after the first time the Company elects a Company Optional Redemption.

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

In summary, the Company paid $3,000,000 and issued 1,100,000 shares of common stock in total to redeem previous convertible notes and series A, B, C and D warrants . As a result of the redemption of the convertible debt and cancellation of series A,B,C and D warrants, the company recorded a gain on settlement of debt amounted to $2,606,095, a non-operating income of $2,163,195 for cancellation of warrants and a BCF expense of $1,677,025 for the year ended December 31, 2010.

NOTE 13  OTHER PAYABLE

As of December 31, 2010 and 2009, other payable consisted of the following:

	December 31, 2010	December 31, 2009
Payable for sponsorship	$-	$140,967
Payable for office purchase	161,859	156,031
Others	308,302	206,055
Total	$480,161	$503,053

The payable for office purchase represents the amount for the company’s purchased of office space in Yike Building.

NOTE 14  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010	December 31, 2009

Accrued staff payroll and welfare	$27,422	$21,415
Tax payables	406,343	169,596
Interest payable	-	750,000
Accrued expenses	62,970	20,297
Deposits	45,798	31,165
Total	$542,533	$992,474

NOTE 15   DUE TO RELATED PARTIES

Due to related party of $64,269 and $20,000 as of December 31, 2010 and 2009.  2010 Due to related party amount represents $20,000 payable to former beneficial owner of Crawford Lake Mining Inc. and $44,269 payable to the CEO of the Company. The payables are unsecured, non-interest bearing and payable on demand.

NOTE 16  STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the company has to allocate 10% of its net income after tax to surplus. The statutory reserves are made on an annual basis.  For the year ended December 31, 2010, the Company’s China operation had accumulated deficit of $991,160 and as a result it did not allocate any reserve funds in 2010.

Balances of Statutory reserves as of December 31, 2010 and 2009 are as follows:

Balance of statutory reserve at December 31, 2009	$228,633
Change during 2010	-
Balance of statutory reserve at December 31, 2010	$228,633

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

As of August 21, 2007, Downshire Capital Inc. was not able to complete the financing before closing deadline according to the term sheet signed with the Registrant on July 17, 2007. After further negotiation, both parties could not reach further agreement to extend the term sheet and the term sheet was terminated accordingly.  The stock transfer agent of the Company has put restriction on the stock to trade. The Company requested its stock transfer agent to cancel the shares and 200,000 shares were cancelled as of December 31, 2010.  However, Downshire Capital Inc. did not return the remaining certificates to stock transfer agent as of December 31, 2010. The remaining one million shares have been classified as “Shares to be cancelled” in the accompanying financial statements.

On March 16, 2011, our transfer agent cancelled certificate No. 1583 issued to Downshire Capital Inc. for 1,000,000 shares.  As a result, we do not have any shares classified as “Shares to be cancelled”.

NOTE 18  INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions – the PRC and the United States. For the operation in the PRC and the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future.  The Company has no net deferred tax assets as of December 31, 2010 and 2009.

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

Consolidated pre-tax income (loss) consists of the following:
	Year ended December 31,
	2010	2009
US operations	$273,390	$(3,655,991)
Foreign operations	2,287,915	(4,026,899)
	$2,561,305	(7,682,890)

The Components of the provision for income taxes are as follows:
	Year ended December 31,
	2010	2009
Current:
Federal	$643,878	$-
Foreign	343,187	-
Deferred:
Federal	-	(336,746)
Foreign	-	(604,035)
Change in valuation allowance	(987,065)	940,781
Provision for income taxes	$-	$-

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of December 31, 2010 and 2009:

For the Year ended December 31, 2010	China		United States
	15%		34%		Total
Pretax income	$2,287,915		$273,390		$2,561,305
Expected income tax expense (benefit)	343,187	15%	92,953	34%	436,140
Interest expense on BCF	-		550,926		550,926
Change in valuation allowance	(343,187)	(15%)	(643,878)	(34%)	(1,171,711)
Actual tax expense	$-	0%	$-	0%	$-

For the Year ended December 31, 2009	China		United States
	15%		34%		Total
Pretax loss	$(4,026,899)		$(3,655,991)		$(7,682,890)
Expected income tax benefit	(604,035)	15%	(1,243,037)	34%	(1,847,072)
Interest expense on BCF	-		566,667		566,667
Change in derivative liability	-		339,625		339,625
Change in valuation allowance	604,035		336,746		940,781
Actual tax expense	$-	0%	$-	0%	$-

Although the Company did not have any operating income in the U.S. for the year ended December 31, 2010 and 2009, respectively, it incurred various general & administrative expenses in the U.S. Accordingly, the Company’s U.S. operations have deferred taxes in the form of net operating losses (“NOLs”). However due to the uncertainty that some or all of the deferred tax assets will not be realized in the coming years, the Company recorded a full valuation allowance against its nominal deferred tax assets and thus had no deferred tax on a net basis for the year ended December 31, 2010 and 2009, respectively.

	December 31, 2010	_	December 31, 2009

Total Deferred Tax Assets	$687,284		$1,674,349

Less : Valuation Allowance	(687,284)		(1,674,349)
Net Deferred Tax Asset	$-		$-

NOTE 19  OPERATING LEASE

The Power Unique leases its office space in Beijing China under an operating lease starting from January 25, 2008 and expiring January 24, 2012.  Jinan Yinquan’s office lease expired in May 2008 and the company purchased the office space in June 2008.  Jinan Yinquan does not incur any rent expense.

Rent expense under the operating leases was approximately $120,061 and $61,429 during the year ended December 31, 2010 and 2009, respectively.

The rent expenses for the next three years after December 31, 2010 are as follows:

2011	$403,808
2012	382,083
2013	204,779
Total	$990,670

Power Unique signed a lease to rent four units with total 1,246 square meters of office space in Yuanyang Guanghua Center on June 8, 2010. Two of the units have a three-year term starting from August 2010 to August 2013.  The other two units have 33-month lease term starting in November 2010.

NOTE 20 DISCONTINUED OPERATIONS

Due to China government restriction in July 2009, the Company discontinued VOIP business in 2009 and transitioned to focus on providing virtualization solutions and services.  As a result, the Company does not have any discontinued operations in 2010. The Company recorded loss from discontinued operations amounting to $3,105,742 for the year ended December 31, 2009.

NOTE 21 REORGANIZATION

In 2010, we consummated a series of transaction which resulted in us becoming the sole shareholder of Shandong Honest Management Consulting Co., Ltd., (“Honest”), which, in turn, is the sole shareholder of Jinan Yinquan and BPUT. The purpose of these transactions is for the Company to enjoy preferential policies provided by the Chinese Government to the local hi-tech and software companies.

On December 31, 2009, our Board of Directors authorized our acquisition of 100% of the shares of Honest,, a company incorporated and operated under the laws of the People’s Republic of China, for a purchase price of RMB35,464,934.21 (Approx. $5,187,055). After the acquisition, which was effective on August 3, 2010, Honest became the wholly-owned subsidiary of the Company.

On December 31, 2009, our Board of Directors authorized our sale of our 100% ownership in Jinan Yinquan to Honest for a price of RMB 34,464,934.21 (Approx. $5,040,797). After the transfer, which was effective on August 24, 2010, Jinan Yinquan became the wholly-owned subsidiary of Honest. Honest retains the right to manage Jinan Yinquan and continue to develop its business operations. The purpose of this transfer was to foster the development of Jinan Yinquan in China, since the Chinese government offers stronger support to local companies.

On August 24, 2010, BPUT acquired 1% of the outstanding shares of Jinan Yinquan at a price of RMB291, 774.16.

On September 20, 2010, Jinan Yinquan transferred its 9.09% of the outstanding shares of BPUT to Honest at a price of RMB1,000,000.

NOTE 22 GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has accumulated deficit of $2,132,354 and $6,856,856 as of December 31, 2010 and December 31, 2009, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities; 2) seek governmental funds support.

Note 23 SUBSEQUENT EVENTS

On March 16, 2011, the Company’s transfer agent cancelled certificate No. 1583 issued to Downshire Capital Inc. for 1,000,000 shares.  As a result, we do not have any shares classified as “Shares to be cancelled”.

On February 18, 2011, the Company paid off $303,444 to the China Industrial and Commercial Bank and on March 16, 2011, the rest of $455,166 of short-term loan was paid off. On March 10, the short-term loan of $606,888 was paid off to the China Construction Bank by the Company.