Form 10-Q
period 2011-03-31
China Intelligence Information Systems Inc.
filed 2011-05-16
CIK 1337615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__] No  [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	68,791,489

CHINA INTELLIGENCE INFORMATION SYSTEMS INC.
FORM 10-Q

For the three months ended March 31, 2011

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements	3-25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4	(Removed and Reserved)	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

PART 1 - FINANCIAL INFORMATION

Item 1.                      Financial Statements

CHINA INTELLIGENCE INFORMATION SYSTEMS INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES)
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

TABLE OF CONTENTS

Unaudited Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	4

Unaudited Consolidated Statements of Operations
for the three month periods ended March 31, 2011 and 2010	5

Unaudited Consolidated Statements of Cash Flows
for the three month periods ended March 31, 2011 and 2010	6

Notes to Unaudited Consolidated Financial Statements	7-25

CHINA INTELLIGENCE INFORMATION SYSTEM INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	AS OF
	MARCH 31, 2011	DECEMBER 31, 2010
Assets
Current Assets
Cash and cash equivalents	$438,799	$453,297
Accounts receivable, net	819,196	824,188
Inventories, net	1,320,340	816,171
Loans receivable	641,818	790,532
Receivable from Yinquan Holding	2,210,332	1,077,227
Other current assets, net	359,108	578,615
Total Current Assets	5,789,593	4,540,030

Investment in Yinquan Holding	1,913,845	1,924,375

Long-Term Deposit & Prepayment	103,396	105,828

Property & Equipment, net	1,386,547	1,378,748

Intangible Assets, net	3,220,034	3,540,511

Total Assets	$12,413,415	$11,489,492

Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable	$1,295,405	$2,096,565
Short-term loans	4,573,101	2,579,275
Other payable	390,017	480,161
Accrued expenses and other current liabilities	617,482	542,533
Due to related parties	20,000	64,269
Total Current Liabilities	6,896,005	5,762,803

Stockholders' Equity
Common Stock, par value $.001 per share, 250,000,000 shares authorized; 68,791,489 and 69,791,489 shares issued and outstanding as of March 31, 2011 and December 31, 2010	68,791	69,791
Additional paid-in-capital	8,701,938	9,712,938
Shares to be cancelled, zero shares as of March 31, 2011 and 1,012,000 shares as of December 31, 2010	-	(1,012,000)
Other comprehensive income	503,863	1,022,878
Statutory reserves	228,633	228,633
Accumulated deficit	(3,985,815)	(4,295,551)
Total Stockholders' Equity	5,517,410	5,726,689

Total Liabilities and Stockholders' Equity	$12,413,415	$11,489,492

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA INTELLIGENCE INFORMATION SYSTEM INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
Revenues:
License sales	$1,083,885	$388,161
Consulting - software development	1,243,237	2,728
Hardware sales	247,907	759,115
Training and other	32,155	10,335
Net revenues	2,607,184	1,160,339

Cost of revenues:
License sales	742,915	271,380
Consulting - software development	246,369	-
Hardware sales	256,845	678,185
Training and other	6,525	-
Cost of revenue	1,252,655	949,565
Gross profit	1,354,529	210,774

Operating Expenses :
Selling, general and administrative	751,122	618,921
Depreciation and amortization	384,989	75,897
Total operating expenses	1,136,111	694,818

Operating income/(loss)	218,418	(484,044)

Other income (expenses):
Interest expense	(67,340)	(52,275)
Change in derivative liability	-	(1,620,370)
Gain on settlement of debt	-	1,910,000
Subsidy and other income	169,188	49,606
Total other income, net	101,848	286,961

Loss from Investment in Yinquan Holding	(10,530)	-

Net Income/(Loss)	309,736	(197,083)

Other comprehensive item:
Foreign currency translation loss	(519,015)	(89,108)

Net comprehensive loss	$(209,279)	$(286,191)

NET INCOME (LOSS) PER COMMON SHARE - BASIC & DILUTED	$0.005	$(0.004)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC & DILUTED	68,791,489	53,850,000

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA INTELLIGENCE INFORMATION SYSTEM INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES)
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Three Month Periods Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$309,736	$(197,083)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in derivative liability	-	1,620,370
Depreciation and amortization	384,989	75,897
Gain on settlement of debt	-	(1,910,000)
Reserve for (recovery of) bad debts	44,716	(13,038)
Amortization of debt raising fee	-	142,254

( Increase) decrease in operating assets:
Accounts receivable	20,465	(754,907)
Inventories	(498,781)	(154,328)
Advances to suppliers	47,678	-
Prepaid expenses and other assets	(984,660)	106,477
Current assets of discontinued operations	-	47,054
Increase (decrease) in operating liabilities:
Accounts payable	(808,532)	479,276
Other payable	(92,098)	189,791
Accrued expenses and other current liabilities	72,412	201,516
Current liabilities of discontinued operations	-	(5,497)
Net cash used in operations	(1,504,075)	(172,218)

Cash flows from investing activities:
Purchase of property and equipment	(47,254)	(6,675)
Proceeds from (payment of) interest bearing loan	151,966	(278,363)
Investment in Yinquan Holding	10,530	-
Payment to related party loans	(44,340)	(8,465)
Net cash provided by (used in) investing activities	70,902	(293,503)

Cash flows from financing activities:
Proceeds from short-term loans	1,975,563	1,316,554

Foreign currency translation effect	(556,888)	(293,623)

Net (decreas) increase in cash and cash equivalents	(14,498)	557,210

Cash and cash equivalents, beginning balance	453,297	366,763

Cash and cash equivalents, ending balance	$438,799	$923,973

SUPPLEMENTARY DISCLOSURE:
Interest paid	$-	$52,357
Income tax paid	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:
Cashless exercise of options	$-	$53
Cancellation of warrants	$-	$2,163,193
Convertible note settled against common shares	$-	$90,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA INTELLIGENCE INFORMATION SYSTEMS INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA VOIP & DIGITAL TELECOM, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)
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

The virtualization business is primarily conducted through BPUT outside the Shandong area, while Yinquan is doing business primarily focusing on the Shangdong area.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  Our functional currency is the Chinese Renminbi; however the accompanying financial statements have been translated and presented in United States Dollars ($).

The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.  The Company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

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

Foreign Currency Translation
The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130 (ASC 220), “Reporting Comprehensive Income” as a component of shareholders’ equity for the three months ended March 31, 2011 and 2010, the foreign currency translation loss was $519,015 and $89,108, respectively. The accumulated comprehensive foreign currency translation gain amounted to $503,863 and $1,022,878 as of March 31, 2011 and December 31, 2010, respectively.

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

Allowance for Doubtful Accounts
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2011 and December 31, 2010, the allowances for doubtful accounts were $725,485 and $733,682, respectively.

Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.  As of March 31, 2011 and December 31, 2010, the reserves for obsolescence of inventory were $312,452 and $311,179, respectively.

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

The Company’s revenue recognition policies are in compliance with the Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. Under which, software revenue is recognized at the delivery but service and the maintenance revenue is recognized over the period of service contract. The service and maintenance revenue is recognized based upon fair value method regardless of contract terms.

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

Basic And Diluted Earnings Per Share (EPS)
Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128) (ASC 260), “Earnings per share”. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings per share were $0.005 for the three months ended March 31, 2011, and basic and diluted loss per share was $0.004 for the three months ended March 31, 2011 and 2010, respectively.

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

NOTE 4   LOANS RECEIVABLE

Loans receivable are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs.  All of the loans receivable are due on demand and the company has not incurred any losses due to uncollectible receivable.

As of March 31, 2011 and December 31, 2010, the loans receivable comprise of the following:

	March 31, 2011	December 31, 2010
Loan to unrelated party Shandong Sanyi, interest free, due on demand, unsecured	$121,714	$121,143
Loan to unrelated party Shenzhen Xindun Investment Consulting Firm, interest free, due on demand, unsecured	152,437	151,722
Loan to unrelated party Yinquan Chenye, interest free, due on demand, unsecured	381,092	379,305
Loan to unrelated party Shandong Zhengjin Investment Consulting Firm, interest free, due on demand, unsecured	-	151,722
Interest adjustment	(13,424)	(13,361)
Total	$641,818	$790,532

NOTE 5   OTHER CURRENT ASSETS

As of March 31, 2011 and December 31, 2010, the other current assets comprise of the following:

	March 31, 2011	December 31, 2010

Security deposit for short term loans and business development	$877,114	$1,020,614
Advances to employees and others	43,726	22,177
Advance to suppliers	249,646	296,078
Prepayment	10,051	16,254
Total	1,180,537	1,355,123

Less: Provision for write off	(440,337)	(382,030)

Total other current assets, net	$740,200	$973,093

NOTE 6 LONG TERM RENT DEPOSIT & PREPAID EXPENSES

The balances of long term prepaid expenses as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010

Prepaid image design	$52,648	$52,648
Rent deposit	77,274	77,274
Less: Amortization (Image design)	(26,526)	(24,093)

Long term prepaid expenses, net	$103,396	$105,828

During the year ended December 31, 2008, Power Unique (BPUT), one of the subsidiaries of the Company, incurred $46,978 image designing fees for its new product.  In 2010, BPUT also incurred $5,670 Microsoft authorization fees for its new product.  Such cost will be amortized over five years.

The amortization expense for the next three years after March 31, 2011 is as follows:

Amortization for the next three years is as follows :
2011	$8,765
2012	11,053
2013	6,304
$26,122

The amortization expense for the three months ended March 31, 2011 and 2010 were $2,922 and $2,350, respectively.

NOTE 7   PROPERTY AND EQUIPMENT, NET

The balances of the Company property and equipment as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010

Electronic Equipment	$422,605	$433,555
Vehicles	391,717	389,880
Furniture and fixture	53,166	12,260
Office Building	1,126,605	1,101,872
	1,994,093	1,937,567

Less: Accumulated depreciation	(607,546)	(558,819)

Property and Equipment, net	$1,386,547	$1,378,748

The depreciation expense for the three months ended March 31, 2011 and 2010 was $54,557 and $32,487 respectively.

NOTE 8 LONG TERM INVESTMENT

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

The balances of the Company’s equity investment in Yinquan Holding at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010

Net loss YTD	$(38,999)	$(31,387)

CIIS's interest (27%), current year	$(10,530)	$(8,485)
CIIS's interest (27%), prior year	(8,485)	-
Investment in Yinquan Holding at cost	1,932,860	1,932,860
Net book value	$1,913,845	$1,924,375

As of March 31, 2011 and December 31, 2011, respectively, the Company recorded a short term receivable from Jinan Yinquan amounting to $2,210,332 and $1,077,227.

NOTE 9   INTANGIBLE ASSET

Intangible asset mainly comprised of a set of software in Jinan Yangquan acquired from third parties and a set of software from Power Unique. Those sets of software acquired from third parties are used for the core technology of the Company’s software business.  They are amortized over a life of five years. Intangible assets comprised of following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Software, cost	$5,714,116	$5,687,327

Less: Accumulated Amortization	(1,156,248)	(815,254)
Less: Impairment	(1,337,834)	(1,331,562)
Intangible asset, net	$3,220,034	$3,540,511

The Company discontinued its VoIP business in 2009. The intangible assets used in the discontinued business were impaired in reference to the market price.

The amortization expenses for the next three years after March 31, 2011 are as follows:

Amortization for the next three years is as follows :

2011	$1,023,387
2012	1,364,516
2013	832,131
Total	$3,220,034

The amortization expense for the year ended March 31, 2011 and 2010 was $330,432 and $37,125, respectively.

NOTE 10   SHORT TERM LOANS

As of March 31, 2011 and December 31, 2010, the Company had short-term loans balanced at $4,573,101and $2,579,275, respectively. The short terms loans comprised of the following:

The Company has an approved line of credit up to the amount of $762,184 and $758,610 from Qilu Bank as of March 31, 2011 and December 31, 2010, respectively. The line of credit expires on April 9, 2011. The line is secured by Shandong Wuerde Security Company with a flexible interest rate which equals to 30% above the benchmark interest rate set up by the People’s Bank of China. The Company used the full line of credit as of March 31, 2011. On April 9, 2011, the short-term loan of $762,184 was paid off to Qilu Bank.

The Company has an approved line of credit up to the amount of $457,310 and $455,166 from China CITIC Bank as of March 31, 2011 and December 31, 2010, respectively. The line, expiring on June 3, 2011, is secured by Shandong Kexin Security Company with a flexible interest rate which equals to the benchmark interest rate of People’s Bank of China. The Company used the full line of credit as of March 31, 2011 and December 31, 2010.

The Company has an approved line of credit up to the amount of $1,524,367, fully utilized, from Jinan Runfeng Rural Cooperation Bank as of March 31, 2011. The line is un-secured with a flexible interest rate which equals to 1.5 times of the benchmark interest rate set up by the benchmark interest rate of People’s Bank of China. The Company used the full line of the credit as of March 31, 2011.

The Company has a short-term loan in the amount of $609,747 from Wendeng PowerUnique (a third-party) as of March 31, 2011. The loan has a 5-month term that expires on August 30, 2011. The loan is unsecured with a zero interest rate.

The Company has a short-term loan in the amount of $762,184 from Shandong Zhengjin Investment Management Company (a third-party) as of March 31, 2011. The loan is unsecured with a zero interest rate, and expires on April 30, 2011. On April 28, 2011, the short-term third party loan of $762,184 was paid off to Shandong Zhengjin Investment Management Company.

The Company has a short-term loan in the amount of $457,310 from Zhengjin Investment (a third-party) as of March 31, 2011.  The loan is unsecured with zero interest free and expires on July 13, 2011.

For the three months ended March 31, 2011 and 2010, the Company had interest expense of $67,340 and $52,275, respectively.

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

In summary, the Company paid $3,000,000 and issued 1,100,000 shares of common stock in total to redeem previous convertible notes and series A, B, C and D warrants. As a result of the redemption of the convertible debt and cancellation of series A,B,C and D warrants, the company recorded a gain on settlement of debt amounted to $1,910,000, a return to equity of $2,163,195 for cancellation of warrants and a BCF expense of $1,620,370for the three months ended March 31, 2010.

NOTE 13  OTHER PAYABLE

As of March 31, 2011 and December 31, 2010, other payable consisted of the following:

	March 31, 2011	December 31, 2010
Payable for office purchase	$162,621	$161,859
Others	227,396	308,302
Total	$390,017	$480,161

The payable for office purchase represents the amount for the company’s purchased of office space in Yike Building.

NOTE 14  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010

Accrued staff payroll and welfare	$27,551	$27,422
Tax payables	302,451	406,343
Advance from customers	224,456	-
Accrued expenses	63,024	62,970
Deposits	-	45,798
Total	$617,482	$542,533

NOTE 15   DUE TO RELATED PARTIES

Due to related party were $20,000 and $64,269 as of March 31, 2011 and December 31, 2010, respectively. Due to related party amount represents $20,000 payable to former beneficial owner of Crawford Lake Mining Inc. in 2011. The payables are unsecured, non-interest bearing and payable on demand.

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

In accordance with the Chinese Company Law, the company has to allocate 10% of its net income after tax to surplus. The statutory reserves are made on an annual basis.  As a result the company did not allocate any reserve funds in the periods in 2011.

Balances of Statutory reserves as of March 31, 2011 and December 31, 2010 are as follows:
Balance of statutory reserve at December 31, 2010	$228,633
Change during 2011	-
Balance of statutory reserve at March 31, 2011	$228,633

NOTE 17   SHARES TO BE CANCELLED

Pursuant to the term sheet, on July 18, 2007, the Company issued 1,200,000 shares to Downshire Capital Inc. and its assigned parties as first installment for financing assistance. While according to the term sheet, $3 million USD should be received by the company before August 15, 2007, otherwise, Downshire Capital and its designed investors need to return the 1,200,000 shares and the Registrant will cancel it accordingly.

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

NOTE 18  INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions – the PRC and the United States. For the operation in the PRC and the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future.  The Company has no net deferred tax assets as of March 31, 2011 and 2010.

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

Consolidated pre-tax income (loss) consists of the following:
	Three Months ended March 31,
	2011	2010
US operations	$(63,350)	$114,428
Foreign operations	373,086	(311,511)
	$309,736	(197,083)

The Components of the provision for income taxes are as follows:
	Three Months ended March 31,
	2011	2010
Current:
Federal		$589,831
Foreign	$55,963	-
Deferred:
Federal	-
Foreign	-
Change in valuation allowance	(55,963)	(589,831)
Provision for income taxes	$-	$-

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of March 31, 2011 and 2010:

For the Three Months ended March 31, 2011	China		United States
	15%		34%		Total
Pretax income	$373,086		$(63,350)		$309,736
Expected income tax expense (benefit)	55,963	15%	(21,539)	(34%)	34,424
Interest expense on BCF	-
Change in valuation allowance	(55,963)	(15%)	21,539	34%	(34,424)
Actual tax expense	$-	0%	$-	0%	$-

For the Three Months ended March 31, 2010	China		United States
	15%		34%		Total
Pretax loss	$(311,511)		$114,428		$(197,083)
Expected income tax benefit	(46,727)	(15%)	38,906	34%	(7,821)
Interest expense on BCF	-		550,926	34%	550,926
Change in derivative liability	-
Change in valuation allowance	46,727	15%	(589,831)	(34%)	(543,104)
Actual tax expense	$-	0%	$-	0%	$-

The Company’s U.S. operations have deferred taxes in the form of net operating losses (“NOLs”). However due to the uncertainty that some or all of the deferred tax assets will not be realized in the coming years, the Company recorded a full valuation allowance against its nominal deferred tax assets and thus had no deferred tax on a net basis for the three months ended March 31, 2011 and 2010, respectively.

	March 31, 2011	March 31, 2010

Total Deferred Tax Assets	$652,860	$1,037,791
Less : Valuation Allowance	(652,860)	(1,037,791)
Net Deferred Tax Asset	$-	$-

NOTE 19  OPERATING LEASE

The Power Unique leases its office space in Beijing China under an operating lease starting from January 25, 2008 and expiring January 24, 2012.  Jinan Yinquan’s office lease expired in May 2008 and the company purchased the office space in June 2008.  Jinan Yinquan does not incur any rent expense.

Rent expense under the operating leases was approximately $116,261 and $15,360 during the three months ended March 31, 2011 and 2010, respectively.

The rent expenses for the next three years after March 31, 2011 are as follows:

2011	$298,562
2012	392,506
2013	210,365
Total	$901,432

Power Unique signed a lease to rent four units with total 1,246 square meters of office space in Yuanyang Guanghua Center on June 8, 2010. Two of the units have a three-year term starting from August 2010 to August 2013.  The other two units have 33-month lease term starting in November 2010.

NOTE 20 GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has accumulated deficit of $3,985,815 and $4,295,551 as of March 31, 2011 and December 31, 2010, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities; 2) seek governmental funds support.

Note 21 SUBSEQUENT EVENTS

On April 7, 2011, the company borrowed a short-term loan in the amount of $1,224,402 from China Construction Bank. The loan has a one year term that expires on April 6, 2012. The loan is unsecured with a flexible interest rate which equals to 15% above the benchmark interest rate set up by the People’s Bank of China.

On April 9, 2011, the company paid off the short-term loan of $762,184 to Qilu Bank.

On April 27, 2011, the company secured a line of credit up to the amount of $768,510 from Qilu Bank. The line of credit expires on April 27, 2012. The line of credit has a flexible interest rate which equals to 50% above the benchmark interest rate set up by the People’s Bank of China.

On April 28, 2011, the company paid off the short-term third party loan of $762,184 to Shandong Zhengjin Investment Management Company.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

On May 7, 2008 (the “Closing Date”), Jinan Yinquan completed the acquisition of Beijing PowerUnique Technologies Co., Ltd. (“BPUT”), a company incorporated under the laws of the PRC, in accordance with an Investment Agreement. On the Closing Date, Jinan Yinquan invested RMB4, 000,000 into BPUT; and BPUT issued 80% of the shares of BPUT to Jinan Yinquan. On the Closing Date, Jinan Yinquan became the controlling shareholder of BPUT. BPUT is a software company located in Beijing specializing in enterprise application software research and development. It creates reliable, secure as well as efficient information technology platforms for enterprise clients. BPUT is committed to providing the highest quality solutions to enterprises in both information security and virtual technology.

On July 5, 2008, Jinan Yinquan acquired the remaining 20% ownership of BPUT by paying another RMB 4,000,000 to BPUT’s original shareholders. BPUT therefore became a 100% owned subsidiary of Jinan Yinquan.

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

On December 31, 2009, our Board of Directors authorized our sale of our 100% ownership in Jinan Yinquan to Honest for a price of RMB34, 464,934.21 (Approx. $5,040,797). After the transfer, which was effective on August 24, 2010, Jinan Yinquan became the wholly-owned subsidiary of Honest. Honest retains the right to manage Jinan Yinquan and continue to develop its business operations. The purpose of this transfer was to foster the development of Jinan Yinquan in China, since the Chinese government offers stronger support to local companies.

On August 24, 2010, BPUT acquired 1% of the outstanding shares of Jinan Yinquan at a price of RMB291, 774.16.

On September 20, 2010, Jinan Yinquan transferred its 9.09% of the outstanding shares of BPUT to Honest at a price of RMB1, 000,000.

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

Jinan Yinquan is focusing on the virtualization market in the Shandong area, while BPUT is focusing on the large enterprise client market and also exploring the markets outside of the Shandong area. Since 2008, the Company’s integral virtualization solutions and services have obtained strong support from the Chinese government, and the Company has several breakthroughs in the virtualization field. We have developed the:

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

VMware Technology  Alliance Partner (TAP),

VMware Community Source (VCS),

VMware Premier Partner (VPN),

VMware Authorized Training Center (VATC) and

VMware Authorized Consultant (VAC).

BPUT is also the VIP Partner and Platinum Partner of Vizioncore. It has completed the localization of Vizioncore’s software in China.

Jinan Yinquan has received the following certifications: ,

●	Hi-tech Enterprise authorized by the Science and Technology Department of Shandong Province;

●	Double-software certified Enterprise by the Information Industry Department of Shandong Province;

●	SME Technology Innovation Fund Implementation Enterprise by the Ministry of Science and Technology;

●	Virtualization Technology Application Engineering Research Center of Shandong Province supported by the Department of Science & Technology of Shandong Province;

●	Shandong Virtualization Technology Promotion and Application Center supported by the Department of Information Industry of Shandong Province;

●	Virtualization Technology Laboratory supported by the Department of Information Industry of Shandong Province;

●	Cloud Computing R&D and Promotion Center of Shandong Province;

●	Internet of Things R&D and Promotion Center of Shandong Province;

●	The Model E-Commerce Company of Shandong granted by Shandong Information Industry Department;

Jinan Yinquan’s Virtualization Technology for Data Center received the “2008 Shandong Province Outstanding Energy Saving Achievement” award from the government; and Jinan Yinquan has passed ISO9001 Quality Certification, ISO 27001 information security certification , China System Integration Qualification Level 3 and the CMMI Level 3 Appraisal.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues.
During the three months ended March 31, 2011, we recorded revenues of $2,607,184, an increase of $1,446,845, or 125% compared to $1,160,339 during the same period of 2010. The revenue details are listed below:

	For the Three Months Ended March 31,
	2011	2010	$ Change	% Change

License sales	$1,083,885	$388,161	$695,724	179.24%
Consulting - software development	1,243,237	2,728	1,240,510	45479.80%
Hardware sales	247,907	759,115	(511,208)	(67.34%)
Training and other	32,155	10,335	21,820	211.12%
Net revenues	$2,607,184	$1,160,339	$1,446,845	124.69%

During the three months ended March 31, 2011, the license sales contributed $1,083,885 in revenue compared to $388,161 in the same period of 2010.  The virtualization market has been developing in China and increased sales reflect more demand from customers. Meanwhile, software development contributed $1,243,237, or 48% of the revenue for the three months ended March 31, 2011, an increase from only $2,728 as of March 31, 2010.  The main reason for such increase was due to the cloud computing platform developed by us in China and that we started doing related business in the first quarter of 2011. The revenue from hardware sales declined from $759,115 for the three months ended March 31, 2010 to $247,907 in the same period of 2011. The decline in hardware sales  was that we reduced our focus on this area  due to its low gross margin. The revenue from training and other parts increased to $32,155 in the three months ended March 31, 2011 compared with $10,335 for the three months ended March 31, 2010, as a result of the increased sales in virtualization products and services.

Cost of Revenues.

Cost of revenues during the three months ended March 31, 2011 was $1,252,655, an increase of $303,090 or 32%, compared to $949,565 during the same period of 2010, as a result of the continued marketing expansion strategy of the new virtualization business. The cost details are listed below:

	For the Three Months Ended March 31,
	2011	2010	$ Change	% Change
License sales	$742,915	$271,380	$471,536	173.75%
Consulting - software development	246,369	-	246,369	-
Hardware sales	256,845	678,185	(421,340)	(62.13%)
Training and other	6,525	-	6,525	-
Cost of revenue	$1,252,655	$949,565	$303,090	31.92%

Gross Profit.

The gross profit was $1,354,529 during the three months ended March 31,  2011, an increase of $1,143,755, or 543%, from $210,774 in the same period of 2010. The increased gross profit during the quarter was due to significantly increased revenues from the successful operation of our virtualization business and cloud computing platform. The gross margin for the three months ended March 31, 2011 increased to 52.0% from 18.2% in the same period of 2010.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $751,122 during the three months ended March 31, 2011, an increase of $132,201, or 21%, compared to $618,921 during the same period of 2010. The increase was mainly because we made inventory revaluation reserves for the purchased products in the previous period. As a percent of total revenue, selling, general and administrative expenses were 28.8% in the three months ended March 31, 2011 compared to 53.3% in the same period last year.

Depreciation and Amortization Expenses.

Depreciation and amortization expenses were $384,989 during the three month period ended March 31, 2011, an increase of $309,092, or 407%, compared to $75,897 in the same period of 2010. Higher depreciation and amortization expenses were driven by the new cloud computing platform developed in the third quarter of 2010.

Operating Profit (Loss).

We recorded an operating profit of $218,418, an increase of $702,462 during the three months ended March 31, 2011, compared to operating loss of $484,044 during the same period of 2010. The operating profit was driven by higher revenue derived from the virtualization business and promoting of the cloud computing platform.

Other Income (expense).

Other income primarily included the interest expense of $67,340 and other financial income of $169,188 during the three months ended March 31, 2011. During the three months ended March 31, 2010, the Company recorded gain on settlement of debt of $1,910,000, interest expenses of $52,257, change in derivative liability of $1,620,370 and other financial income of $49,606.

Loss from Equity Investment.

During the third quarter of 2010, Yinquan purchased a 27% equity interest in Shandong Yinquan Holdings. During the three months ended March 31, 2011, the loss from this investment was $10,530.

Net Income (Loss).

As a result of the factors described above, our net income increased $506,819 to $309,736 during the three months ended March 31, 2011 from a net loss of $197,083 for the same period of 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, the Company's cash was $438,799 as compared to $923,973 as of March 31, 2010. At March 31, 2011, we had a working capital deficit of $1,106,412, as compared with a working capital deficiency of approximately $1,222,773 at December 31, 2010.

During the three months ended March 31,2011 period, we used approximately $1.5 million in our operations, as compared with cash flow used in operations of $172,218 in the same period of 2010.  Our cash flow used in operations for 2011 reflected cash used for inventories and other assets.  In 2010, we had a change in derivatives and a lower cash amount used for inventories.

Cash flow generated in investing activities was $70,902 in the three months ended March 31, 2011, as compared with cash flow used in investing activities for the same period of 2010 of $293,503.  The principal investing activity in the three months ended March 31, 2011 was proceeds from short-term loans.  Cash funds used in investing activities was for payment of short-term loans during the same period in 2010.   For the three months ended March 31, 2011, our cash flow from financing activities was proceeds from short term loans of approximately $2.0 million, compared with proceeds from short term loans of  approximately  $1.3 million for the three months ended March 31,  2010.

We have also financed our operations using short term loans and lines of credit as follows:

We had a line of credit up to the amount of $762,184 and $758,610 from Qilu Bank as of March 31, 2011 and December 31, 2010, respectively. The Company used the full line of credit as of March 31, 2011. On April 9, 2011, the short-term loan of $762,184 was paid off to Qilu Bank.

We have a line of credit up to the amount of $457,310 and $455,166 from China CITIC Bank as of March 31, 2011 and December 31, 2010, respectively. The line, expiring on June 3, 2011, is secured by Shandong Kexin Security Company with a flexible interest rate which equals to the benchmark interest rate of People’s Bank of China. We used the full line of credit as of March 31, 2011 and December 31, 2010.

We have a line of credit up to the amount of $1,524,367, fully utilized, from Jinan Runfeng Rural Cooperation Bank as of March 31, 2011. The line is unsecured with a flexible interest rate which equals to 1.5 times of the benchmark interest rate set up by the benchmark interest rate of People’s Bank of China. We used the full line of the credit as of March 31, 2011.

We have a short-term loan in the amount of $609,747 from Wendeng PowerUnique (a third-party) as of March 31, 2011. The loan has a 5-month term that expires on August 30, 2011. The loan is unsecured with a zero interest rate.

We had a short-term loan in the amount of $762,184 from Shandong Zhengjin Investment Management Company (a third-party) as of March 31, 2011.  On April 28, 2011, the short-term third party loan of $762,184 was paid off to Shandong Zhengjin Investment Management Company.

We have a short-term loan in the amount of $457,310 from Zhengjin Investment (a third-party) as of March 31, 2011.  The loan is unsecured with zero interest free and expires on July 13, 2011.

On April 7, 2011, we borrowed a short-term loan in the amount of $1,224,402 from China Construction Bank. The loan has a one year term that expires on April 6, 2012. The loan is unsecured with a flexible interest rate which equals to 15% above the benchmark interest rate set up by the People’s Bank of China.

For the three months ended March 31, 2011 and 2010, We had interest expense of $67,340 and $52,275, respectively.

Management believes that the Company’s profitability and increases in revenue will help ensure our continued operations for the next 12 months, but there can be no assurance that our profitability will continue.

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

Item 4.                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report.

Under Rule 13a-15(e) and 15d-15(e), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2011, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Under Rule 13a-15(e) and 15d-15(e), the term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings

We are not aware of any litigation pending or threatened by or against the Company.

Item 1A.                   Risk Factors

Not applicable to smaller reporting company.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                      Defaults Upon Senior Securities

None.

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

Date: May 16 , 2011

By:	/s/ Li Kunwu
Li Kunwu
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: May 16 , 2011